Form 10QSB
period 2000-11-30
CORSEA MANAGEMENT INC
filed 2000-12-05
CIK 1108731

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                November 30, 2000

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

             Class                              Outstanding at November 30, 2000

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

I have reviewed the accompanying balance sheet of Corsea Management Inc. (a Development Stage Company), as of November 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the quarterly period ended November 30, 2000. The review was conducted in accordance with Canadian Statements on Standards for accounting standards.and Review Services issued by the Canadian Institute of Chartered Accountants. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission.All information included in these financial statements is the representation of the management of Corsea Management Inc.

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

         /s/ Stephen J. Bush,C.A.
         Chartered Accountant
         Port Moody,B.C.
         December 5, 2000,

                          ITEM 1. FINANCIAL STATEMENTS

                              CORSEA MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                November30, 2000
                                   (Unaudited)
            (With unaudited figures at August 31,2000 for comparison)

          ASSETS
                                              August 31, 2000  November 30, 2000
                                              ---------------  -----------------

Incorporation Costs                               $      210       $      210
                                                  ----------       ----------

TOTAL ASSETS                                      $      210       $      210
                                                  ----------       ----------

          LIABILITIES AND STOCKHOLDER'S EQUITY

                                              August 31, 2000  November 30, 2000
                                              ---------------  -----------------
LIABILITIES

   Total liabilities                              $       --       $       --
                                                  ----------       ----------

STOCKHOLDER'S EQUITY

   Common Stock, $.0001 par value, 100 million
    shares authorized, 5,000,000 issued
    and outstanding                                      210              210
   Deficit accumulated during development stage           --               --

     Total Stockholder's Equity                          210              210
                                                  ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $      210       $      210
                                                  ----------       ----------

                 See accompanying notes to financial statements.

                              CORSEA MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                November 30, 2000
                                   (unauditd)

            (With unaudited figures at August 31,2000 for comparison)

                                              August 31, 2000  November 30, 2000
                                              ---------------  -----------------

Income                                            $       --       $       --

Expenses

Organization expense                                      --               --


Total expenses                                            --               --
                                                  ----------       ----------

NET LOSS                                          $       --       $       --
                                                  ----------       ----------

                 See accompanying notes to financial statements.

                              CORSEA MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN
                              STOCKHOLDER'S EQUITY
                             Ended November 30, 2000
                                   (unaudited)
            (With unaudited figures at August 31,2000 for comparison)

                                                        Deficit
                                                      Accumulated
                                      Common         During Devel-
                                       Stock         opment Stage       Total

Common stock issuance               $      210       $       --       $      210

Net losses: For the period
ended August 31,2000                        --               --               --

For the period
ended November30, 2000                      --               --               --

BALANCE AT November 30, 2000        $      210       $       --       $      210
                                    ----------       ----------       ----------

                              CORSEA MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                November 30, 2000
                                   (unaudited)
            (With unaudited figures at August 31,2000 for comparison)

CASH FLOWS FROM                               August 31, 2000  November 30, 2000
                                              ---------------  -----------------

OPERATING ACTIVITIES:

Net loss                                          $       --       $       --
Adjustment to reconcile net loss
 to net cash used by operating activities:

  Net cash used in operating activities                   --               --
                                                  ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized incorporation costs                         --               --
                                                  ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                  --               --
                                                  ----------       ----------

  Net cash provided by financing activities               --               --
                                                  ----------       ----------

INCREASE(DECREASE) IN CASH
AND CASH EQUIVALENTS                              $       --       $       --

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                       --               --
                                                  ----------       ----------
CASH AND CASH EQUIVALENTS
END OF PERIOD                                     $       --       $       --
                                                  ----------       ----------

                 See accompanying notes to financial statements.

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of presentation
     --------------------------

     The financial statements have been prepared in accordance with generally accepted accounting principles in Canada and are reported in US dollars, the Company's functional currency. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. Amounts reported in the statements of operations and deficit and cash flows for the quarterly period ended November 30, 2000.

     B.   Organization and Business Operations
     -----------------------------------------

     Corsea Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At November 30, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

     E.   Income Taxes - Cont'd
     --------------------------

     recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended November 30, 2000.

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

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000

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

                                        Dated:  December 5, 2000.