Form 10QSB
period 2001-05-31
CORSEA MANAGEMENT INC
filed 2001-06-11
CIK 1108731

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  May 31, 2001

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

Yes  [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                                   Outstanding at May 31, 2001
-------------------------------                      ---------------------------
Common Stock, par value $0.0001                               5,000,000

PART I -- FINANCIAL INFORMATION

                               STEPHEN J. BUSH, C.A.
                               Chartered Accountant
                               Port Moody B.C.
                               Canada

                           ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Corsea Management Inc.
Port Moody B.C.

I have reviewed the accompanying balance sheet of Corsea Management Inc. (a Development Stage Company), as of May 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the quarterly period ended May 31, 2001. The review was conducted in accordance with Canadian Statements on Standards for accounting standards.and Review Services issued by the Canadian Institute of Chartered Accountants. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. All information included in these financial statements is the representation of the management of Corsea Management Inc.

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

The financial statements for the period ended February 28, 2001 were audited by me and I expressed an unqualified opinion on it in my report dated May 1, 2001. I have not performed any auditing procedures since that date.

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

                                        /s/ Stephen J. Bush,C.A.
                                        Chartered Accountant
                                        Port Moody, B.C.
                                        June 4, 2001

PART I. FINANCIAL STATEMENTS

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  MAY 31, 2001
                            (EXPRESSED IN US DOLLARS)
       (With comparative figures for the three months ended May 31, 2000)
                                   (Unaudited)

                                  BALANCE SHEET

                                     ASSETS
                                     ------

                                                        2001            2000
                                                    ------------    ------------

Incorporation costs                                 $        210    $        210
                                                    ------------    ------------

TOTAL ASSETS                                        $        210    $        210
------------                                        ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

LIABILITIES                                         $         --    $         --


STOCKHOLDER'S EQUITY

   Common Stock, $.0001 par
   value, 100,000,000 shares
   authorized, 5,000,000 issued
   and outstanding                                  $        210    $        210


TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                $        210    $        210
--------------------                                ============    ============

                See accompanying notes to financial statements.

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MAY 31, 2001
       (With comparative figures for the three months ended May 31, 2000)
                                   (Unaudited)

                                                       2001             2000
                                                   ------------     ------------


Revenue                                            $         --     $         --
                                                   ------------     ------------


Expenses:                                          $         --     $         --
                                                   ------------     ------------


NET INCOME                                         $         --     $         --
                                                   ============     ============

                See accompanying notes to financial statements.

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                          FOR THE PERIOD FROM MARCH 3,
                           (INCEPTION) TO May 31, 2001
                                   (Unaudited)

                                                     Accumulated
                                                    Deficit During
                                       Common        Development
                                        Stock           Stage           Total
                                    ------------    ------------    ------------
Common stock issuance                  5,000,000              --    $        210

Net loss for the
For the year ended                            --              --              --
February 28, 2001
For the three months
Ended May 31, 2001                            --              --              --

BALANCE AT
MAY 31, 2001                           5,000,000    $         --    $        210
------------                                        ============    ============

                See accompanying notes to financial statements.

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                       FOR THREE MONTHS ENDED MAY 31, 2001
       (With comparative figures for the three months ended May 31, 2000)
                                   (Unaudited)

                                                       2001            2000
                                                   ------------    ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net income                                        $         --    $         --
 Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities:


 Net cash provided by
  operating activities                                       --              --

CASH FLOWS FROM INVESTING
 ACTIVITIES

Capitalized incorporation
  costs                                                      --            (210)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Proceeds from issuance
  of common stock                                            --             210
                                                   ------------    ------------

INCREASE IN CASH AND CASH
EQUIVALENTS                                                  --              --

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                          --              --

CASH AND CASH EQUIVALENTS
END OF PERIOD                                      $         --    $         --
                                                   ============    ============

                See accompanying notes to financial statements.

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                  ------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of presentation

     The financial statements have been prepared in accordance with generally accepted accounting principles in Canada and are reported in US dollars, the Company's functional currency. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. Amounts reported in the statements of operations and deficit and cash flows for the period ended May 31, 2001 are from the date of the Company's incorporation, March 3, 2000.

     B.   Organization and Business Operations
     -----------------------------------------

     Corsea Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of May 31 , 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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

     E.   Income Taxes
     -----------------

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                  ------------
                                   (Unaudited)
                                   -----------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

     E.   Income Taxes - Cont'd
     --------------------------

     recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended May 31, 2001.

     F.   New Accounting Pronouncements
     ----------------------------------

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, is effective for financial statements for periods ending after December 15, 1998 and has been adopted by the Company. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. The Company believes that its adoption of Statements 130 and 131 will not have a material effect on the Company's financial position or results of operations

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                  ------------
                                   (Unaudited)
                                   -----------


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

     Legal counsel to the Company is a Director of the Company.

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

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORSEA MANAGEMENT INC

                                        By: /s/ Gerald Ghini
                                            Gerald Ghini, President

                                        Dated: June 5, 2001.