Form 10KSB
period 2002-02-28
CORSEA MANAGEMENT INC
filed 2002-07-16
CIK 1108731

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended - February 28, 2002

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

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2002, was 5,000,000 shares, held by one stockholder.

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

Item 7.   Financial Statements

     The financial statements for the year ended February 28, 2002 are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Director(s) and Officer(s) of the Company are as follows:

     Name                    Age            Positions and Offices Held
     ------------            ---            --------------------------
     Gerald Ghini            52             President, Secretary, Director

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 28, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 12.  Certain Relationships and Related Transactions

     On March 3, 2000, the Company issued a total of 5,000,000 shares of Common Stock to the following person for a total of $210 in cash:

                           NUMBER OF          TOTAL
     NAME                  SHARES             CONSIDERATION
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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended February 28, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORSEA ACQUISITION INC.


                                        By: /s/ Gerald Ghini
                                        ----------------------
                                        Gerald Ghini, President

Dated: July 5, 2002

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                      OFFICE            DATE


/s/ Gerald Ghini          Director          July 5, 2002

                             CORSEA ACQUISITION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

                             CORSEA ACQUISITION INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

PAGE      1    INDEPENDENT AUDITORS REPORT

PAGE      2    BALANCE SHEET AS OF FEBRUARY 28, 2002

PAGE      3    STATEMENTS OF OPERATIONS FOR THE YEAR ENDED FEBRUARY
               28, 2002 AND FOR THE PERIOD FROM MARCH 3, 2000
               (INCEPTION) TO FEBRUARY 28, 2002

PAGE      4    STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE
               PERIOD FROM MARCH 3, 2000 (INCEPTION) TO FEBRUARY 28,
               2002

PAGE      5    STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED FEBRUARY
               28, 2002 AND FOR THE PERIOD MARCH 3, 2000 (INCEPTION)
               TO FEBRUARY 28, 2002

PAGES 6 - 8    NOTES TO FINANCIAL STATEMENTS AS OF FEBRUARY  28, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
Corsea Acquisition Inc.
(A Development Stage Company)

I have audited the accompanying balance sheet of Corsea Acquisition Inc. (a development stage company) as of February 28, 2002 and the related statements of operations, changes in stockholder's equity and cash flows for the year ended February 28, 2002 and for the period from March 3, 2000(inception) to February 28, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Corsea Acquisition Inc. (a development stage company) as of February 28, 2002, and the results of its operations and its cash flows for the year then ended and for the period from March 3, 2000 (inception) to February 28, 2002 in conformity with accounting principles generally accepted in the United States.


Stephen J. Bush

Port Moody B.C.
July 5, 2002

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 2002
                             -----------------------
                            (EXPRESSED IN US DOLLARS)

                                     ASSETS
                                     ------

Incorporation costs                                                   $      210
                                                                      ----------

TOTAL ASSETS                                                          $      210
------------                                                          ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

LIABILITIES                                                           $       --

STOCKHOLDER'S EQUITY

   Common Stock, $.0001 par
   value, 100,000,000 shares
   authorized, 5,000,000 issued
   and outstanding                                                           210

TOTAL LIABILITIES AND
---------------------
STOCKHOLDER'S EQUITY                                                  $      210
--------------------                                                  ==========

                 See accompanying notes to financial statements.

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD FROM MARCH 3, 2000
                        (INCEPTION) TO FEBRUARY 28, 2002
                        --------------------------------

Revenue                                                               $       --

Expenses:                                                                     --


INCOME                                                                $       --
------                                                                ==========

                 See accompanying notes to financial statements.

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        FOR THE PERIOD FROM MARCH 3, 2000
                        (INCEPTION) TO FEBRUARY 28, 2002
                        --------------------------------

                                                        Accumulated
                                                       Deficit During
                                            Common      Development
                                            Stock          Stage        Total

Common stock issuance                      5,000,000            --    $      210

Net loss for the period ended:
 March 3, 2000                                    --            --            --
                                          ----------    ----------    ----------
 February 28, 2002                                --            --            --
                                          ----------    ----------    ----------

BALANCE AT
February 28, 2002                          5,000,000    $       --    $      210
-----------------                                       ==========    ==========

                 See accompanying notes to financial statements.

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM MARCH 3, 2000
                        (INCEPTION) TO February 28, 2002
                        --------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net income                                                           $       --
 Adjustments to reconcile net loss to net cash provided by operating activities:

 Net cash provided by
  operating activities                                                        --
                                                                      ----------

CASH FLOWS FROM INVESTING  ACTIVITIES

Capitalized incorporation costs                                            (210)
CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Proceeds from issuance
  of common stock                                                            210
                                                                      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                         --

CASH AND CASH EQUIVALENTS-
BEGINNING OF PERIOD                                                           --
                                                                      ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $       --
-----------------------------------------                             ==========

                 See accompanying notes to financial statements.

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF February 28, 2002
                             -----------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of presentation
     --------------------------

     The financial statements have been prepared in accordance with generally accepted accounting principles in Canada and are reported in US dollars, the Company's functional currency. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. Amounts reported in the statements of operations and deficit and cash flows for the period ended February 28, 2002 are from the date of the Company's incorporation, March 3, 2000.

     B.   Organization and Business Operations
     -----------------------------------------

     Corsea Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At February 28, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF February 28, 2002
                             -----------------------

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

                             CORSEA MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF February 28, 2002
                             -----------------------

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