Form 10QSB
period 2002-08-31
CORSEA MANAGEMENT INC
filed 2002-10-16
CIK 1108731

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: August 31, 2002	Commission File Number 0-29903

CORSEA MANAGEMENT INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0220844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 107 - 1576 Merklin Street, White Rock, British Columbia, Canada V4B 5K2
(Address of principal executive offices)

(604) 536-5687
(Issuer's telephone number including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the end of the period

Class	Outstanding as at August 31, 2002

Common Stock, par value $0.0001	5,000,000

PART 1 - FINANCIAL INFORMATION

ITEM 1.		FINANCIAL STATEMENTS

	i)	Balance Sheet as at August 31, 2002
	ii)	Statement of Operations
	iii)	Statement of Changes in Stockholders' Equity
	iv)	Statement of Cash Flows
	v)	Notes to the Financial Statements

CORSEA MANAGEMENT INC.
(A Development Stage Company)

BALANCE SHEET
August 31, 2002
(Unaudited)

ASSETS

	August 31, 2002	February 28, 2002

Incorporation Costs	$210	$210

TOTAL ASSETS	$210	$210

LIABILITIES AND STOCKHOLDER’S EQUITY

		August 31, 2002		February 28, 2002

Liabilities	$	---	$	---

TOTAL LIABILITIES	$	---	$	---

STOCKHOLDERS’ EQUITY

Common Stock, $0.0001 par value, 100 Million
shares authorized, 5,000,000 issued and outstanding		$210		$210

Accumulated Deficit		---		---

Total Stockholders’ Equity		$210		$210

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$210		$210

See Accompanying Notes To The Financial Statements

CORSEA MANAGEMENT INC.
(A Development Stage Company)

     STATEMENT OF OPERATIONS
(For the six months ended August 31, 2002)
(Unaudited)

		August 31, 2002		February 28, 2002

Income	$	---	$	---

TOTAL INCOME	$	---	$	---

Expenses

Organizational Expense		---		---

TOTAL EXPENSES	$	---	$	---

NET LOSS	$	---	$	---

See Accompanying Notes To The Financial Statements

CORSEA MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(For the Six Month Period Ended August 31, 2002)
(Unaudited)

	Common		Accumulated		Total
	Stock		Deficit

Common Stock Issuance	$210	$	---		$210

Net Loss For The Period Ended August 31, 2002	---		---		---

Net Loss For The Period Ended February 28, 2002	---		---		---

BALANCE as at August 31, 2002	$210	$	---	$	---

See Accompanying Notes To The Financial Statements

     CORSEA MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
August 31, 2002
(Unaudited)

		August 31, 2002		February 28, 2002

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss From Operations	$	---	$	---

Adjustment to reconcile net loss to net		---		---
cash used in operating activities

Net cash used in operating activities		---		---

CASH FLOW FROM INVESTING ACTIVITIES:

Capitalized incorporation costs	$	---	$	---

Net cash provided by financing activities	$	---	$	---

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	$	---	$	---

Net cash provided by financing activities	$	---	$	---

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$	---	$	---

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	$	---	$	---

CASH AND CASH EQUIVALENTS
END OF PERIOD	$	---	$	---

See Accompanying Notes To The Financial Statements

     CORSEA MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)

     Notes to the Interim Financial Statements
For the Six Month Period Ended August 31, 2002

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation

       The financial statements have been prepared in accordance with generally accepted accounting principles in Canada and are reported in U.S. dollars. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. These statements are prepared in accordance with Federal Regulation S-X, Part 210, Article 3-11(Form and Content of and Requirements for Financial Statements under the Securities Act of 1933 and the Securities Exchange Act of 1934 for Registrants which meet the definition of Inactive). Amounts reported in the Statements of Operations and Deficit and Cash Flows for the quarterly period ended August 31, 2002 are cumulative from the date of the Company's incorporation, March 3, 2000.

       The Company's year-end is February 28.

B. Organization and Business Operations

       Corsea Management Inc. (the "Company") was incorporated in Delaware on March 3, 2000 as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies ("blank check") and is issuing "penny stock" securities. In a development state company, management devotes most of its activities to investigating business opportunities. The ability of the company to emerge from the development stage with respect to any prospective principal business activity is dependant upon its successful efforts to complete additional equity or debt financings and find an appropriate merger or acquisition candidate. As at August 31, 2002 the company had not yet commenced any formal business operations.

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

D. Cash and Cash Equivalents

       For purposes of The Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of issuance to be cash equivalents.

E. Income Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the six month period ended August 31, 2002.

F. New Accounting Procedures

       The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, is effective for financial statements for periods ending after December 15, 1998 and has been adopted by the Company. Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

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

NOTE 2 - STOCKHOLDERS' EQUITY

A.. Common Stock

       The Company is authorized to issue 100,000,000 shares of common stock with a $0.0001 par value. The Company issued 5,000,000 shares to a former director of the Company, pursuant to Rule 506, for a total consideration of $210. On October 9, 2002, the 5,000,000 common shares were transferred to D. Gary Fife, President, as to 2,500,000 shares and to William Whittle, Vice-President and Secretary, as to 2,500,000 shares.

B. Stockholders' Equity

       At inception, the Company issued 5,000,000 shares of its $0.0001 common stock to the sole director and officer as reimbursement for the organizational costs paid by the director. Fair value used for this transaction of $210 was based upon the actual cost of incorporation.

NOTE 3 - RELATED PARTIES

       The Company has not engaged legal counsel or an auditor as of the date of this report. Legal and accounting services are provided to the Company by the Board of Directors without compensation.

       An agreement to provide services to the Company by a former director has terminated effective October 9, 2002, the date of his resignation as a director and officer. No amount is owing under this agreement.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

       Plan of Operation

       The Company's plan of operation is to merge with or acquire a business entity in exchange for the Company's share capital. The Company has no particular acquisition in mind and has not entered into any negotiations regarding such an arrangement. No assurances can be given that the Company will be successful in locating or negotiating with any target company or business.

       The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the potential advantages of a corporation which has a class of securities registered under the Securities and Exchange Act. The Company will not restrict its search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development stage or which is already conducting business operations as a going concern. It is impossible to predict at this time the nature and status of any business in which the Company may become engaged in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

       The analysis of any business opportunities will be undertaken by, or under the supervision of the directors of the Company both of whom have received university education in commerce and together have many years of work experience in corporate finance, business analysis and public company governance. The President, Mr. D. Gary Fife holds a Masters of Business Administration Degree from Western University Ontario and is a Chartered Financial Analyst. The Vice- President and Secretary, Mr. William Whittle, holds a Bachelor of Commerce degree from the University of British Columbia.

       The Company may enter into a business arrangement with a business entity or company that desires to establish a public trading market for its share capital. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

       In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, re-organization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business.

       The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction.

       It is anticipated that any securities issued in any business arrangement would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction has completed or t specified time thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has completed a business combination and the company is no longer considered a 'blank check' company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there can be no assurance.

PART 11 - OTHER INFORMATION

ITEM 1	Legal Proceedings

None

ITEM 2	Changes in Securities

(a) None
(b) None
(c) None
(d) None

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Submission of Matters to a Vote of Security Holders

None

ITEM 5	Other Information

None

ITEM 6	Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Issuer during the six month period ended August 31, 2002

SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORSEA MANAGEMENT INC.
Dated: October 15, 2002
By: /s/ D. Gary Fife

D. Gary Fife, President

By: /s/ William Whittle
William Whittle, Vice-President and Secretary