Form 10QSB
period 2002-11-30
CORSEA MANAGEMENT INC
filed 2003-06-05
CIK 1108731

UNITIED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: November 30, 2002	Commission File Number 0-29903

CORSEA MANAGEMENT INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0220844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☒              NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the end of the period

Class	Outstanding as at November 30, 2002
Common Stock, par value $0.0001	5,000,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

i)	Balance Sheet as at November 30, 2002
ii)	Statement of Operations
iii)	Statement of Changes in Stockholders' Equity
iv)	Statement of Cash Flows
v)	Notes to the Financial Statements

CORSEA MANAGEMENT INC.
(A Development Stage Company)

BALANCE SHEET
November 30, 2002
(Unaudited)

ASSETS

	November 30, 2002		February 28, 2002

Cash	$37	$	---
Incorporation Costs	$210		$210

TOTAL ASSETS	$247		$210

LIABILITIES AND STOCKHOLDER’S EQUITY

	November 30, 2002		February 28, 2002

Liabilities:
Due to Director	$300	$	---

TOTAL LIABILITIES	$300	$	---

STOCKHOLDERS’ EQUITY

Common Stock, $0.0001 par value, 100 Million
shares authorized, 5,000,000 issued and outstanding	$210		$210

Accumulated Deficit	263		---

Total Stockholders’ Equity	$(53)		$210

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$247		$210

CORSEA MANAGEMENT INC.
(A Development Stage Company)

     STATEMENT OF OPERATIONS
(For the nine months ended November 30, 2002)
(Unaudited)

		November 30, 2002		February 28, 2002

Income	$	---	$	---

TOTAL INCOME	$	---	$	---

Expenses

General and Administrative		263		---

TOTAL EXPENSES		$263	$	---

NET LOSS		$(263)	$	---

(See Accompanying Notes To The Financial Statements)

CORSEA MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(For the Nine Months Ended November 30, 2002)
(Unaudited)

	Common		Accumulated	Total
	Stock		Deficit

Common Stock Issuance	$210	$	---	$210

Net Loss For The Period Ended February 28, 2002	---		---	---

Net Loss For The Period Ended August 31, 2002	---		---	---

Net Loss For The Period Ended November 30, 2002	---		(263)	263

BALANCE as at November 30, 2002	$210		$(263)	$473

See accompanying notes to the financial statements

CORSEA MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
November 30, 2002
(Unaudited)

	November 30, 2002		February 28, 2002

CASH FLOW FROM OPERATING
ACTIVITIES:

Net Loss From Operations	$263	$	---

Adjustment to reconcile net loss to net
cash used in operating activities	---		---

Net cash used in operating activities	263		---

CASH FLOW FROM INVESTING
ACTIVITIES:

Capitalized incorporation costs	$	---	$	---

Net cash provided by financing activities		$300	$	---

CASH FLOW FROM FINANCING
ACTIVITIES:

Proceeds from the issuance of common stock	$	---	$	---

Net cash provided by financing activities		$300	$	---

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS		$300	$	---

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	$	---	$	---

CASH AND CASH EQUIVALENTS
END OF PERIOD		$37	$	---

See accompanying notes to the financial statements

CORSEA MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)

     Notes to the Audited Financial Statements
For the Nine Months Ended November 30, 2002

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

ITEM 2, MANAGEMENT'S PLAN OF OPERATION

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

        The analysis of any business opportunities will be undertaken by, or under the supervision of the directors of the Company both of whom have received university education in commerce and together have many years of work experience in corporate finance, business analysis and public company governance. The President, Mr. D. Gary Fife holds a Masters of Business Adminsitration Degree from Western University Ontario and is a Chartered Financial Analyst. The Vice- President and Secretary, Mr. William Whittle, holds a Bachelor of Commerce degree from the University of British Columbia.

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

        It is anticipated that any securities issued in any business arrangement would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction has completed or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has completed a business combination and the company is no longer considered a 'blank check' company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there can be no assurance.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings
None

ITEM 2	Changes in Securities
(a) None

(b) None

(c) None

(d) None

ITEM 3	Defaults Upon Senior Securities
None

ITEM 4	Submission of Matters to a Vote of Security Holders
None

ITEM 5	Other Information
None

ITEM 6	Exhibits and Reports on Form 8-K
(a) Exhibits
None

(b) Report on Form 8-K filed October 16, 2002 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORSEA MANAGEMENT INC.
Dated: February 15, 2003

	By:	/s/ D. Gary Fife

D. Gary Fife, President

	By:	/s/ William Whittle

William Whittle, Vice-President andSecretary