Form 10KSB
period 2003-02-28
BIG BEAR GOLD CORP
filed 2004-06-25
CIK 1108731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  February 28, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  0-29903
BIG BEAR GOLD CORPORATION (formerly: Corsea Management Inc.)
(Name of small business issuer in its charter)
Delaware	98-0220844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 404, Ocean Pointe Building 1688 - 152nd Street, South Surrey British Columbia, Canada	V4A 4N2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.538-2383

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

8,000,000 common shares issued and outstanding as of June 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us" and "our" mean Big Bear Gold Corporation, unless otherwise indicated.

Corporate History

We were incorporated on March 3, 2000 under the laws of the State of Delaware, under the name "Corsea Management Inc.". Effective March 19, 2003 we changed our name to Big Bear Gold Corporation. Effective July 29, 2003 we conducted a forward split of our shares of common stock or a 1:1.6 basis. As of the year ended February 28, 2003, our only activities had been organizational, directed at raising our initial capital and developing our business plan. We had not commenced operations. However, given our recent acquisition of certain mining claims, subsequent to the year ended February 28, 2003, we are a pre-exploration stage mining company.

Our Current Business

As at February 28, 2003 we did not have an operating business and we were seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company did not believe that we would be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity was identified, shareholders would not realize any further return on their investment in our company, and there will be no market for our common shares.

We continued to seek a new business opportunity. Our management believed that the greatest potential lies in the resource sector. As a consequence, in March 2004 we staked 81 mineral claims in San Bernadino County, California, for which we have incurred aggregate staking costs of $19,035. In addition, we entered into a lease agreement dated July, 2003 with William Berg, Kenny Berg and R.H. Guelich, whereby we were granted an option to purchase 14 unpatented mining claims known as the "Jumping Jack Property" located in Nye County, Nevada. In order to exercise the option we are required to make the following cash payments totalling $465,000 and incur the following exploration costs totalling $375,000:

Year	Lease Payment	Exploration Costs
1	$15,000 (paid)	$25,000
2	$30,000	$50,000
3	$60,000	$75,000
4	$120,000	$100,000
5	$240,000	$125,000
Total	$465,000	$375,000

The agreement is also subject to a 3-4% net smelter return commencing upon the earlier of five years or a fully operational mine. We may purchase the net smelter return royalty at any time for $4,000,000.

Competitive Factors

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resources. We are one of the smaller exploration companies presently active. While we compete with other exploration companies, there is no competition for the removal or sales of mineral products from our properties. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we are able to produce.

Environmental Laws and Regulations

We are subject to the environmental laws and regulations of the various jurisdictions within which we work. These codes deal with environmental matters relating to the exploration and development of exploration properties exploration properties. The goal of these laws is to protect the environment through a series of regulations affecting:

1. Health and Safety

2. Archaeological Sites

3. Exploration Access

4. Environmental stewardship

5. Remediation and reclamation

6. Corporate governance and social responsibility

We are required to provide a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property. We work to minimize environmental disturbance, to remediate and reclaim as possible, and to practice responsible citizenship in the areas where we work.

We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are active in our compliance with the regulations corporate governance policies and will continue to comply with all regulations now and in the future. We believe that compliance with the act will not adversely affect our business operations in the future. In fact, we believe that compliance coupled with actively striving to improve will produce a positive impact on our operations.

Employees

Initially, we intend to use the services of subcontractors for exploration work on our properties. Our only employees are our current officers, Gary Fife, James Whittle and William Whittle.

We engage geologists, geochemists, engineers, drillers, and excavation subcontractors on an as needed basis.

Current Projects

Silver Reef Gold Project, Lucerne Valley, California

The Silver Reef Gold Project consists of 81 claims which total approximately 4200 acres and are more particularly described as follows:
Location Area	Claim Name	CAMC Number

San Bernadino	Big Bear 1-56	280972-281027
San Bernadino	Kelsey 1-9	281028-281036
San Bernadino	Wade 1-5	281037-281041
San Bernadino	RM 1-2	281042-281043
San Bernadino	Sante Fe 1-9	281044-281052

Description and Location

In February and March, 2003 our representatives staked a total of 81 claim units on the eastern slopes of the San Bernardino Mountains approximately 17 miles east/southeast of the town of Lucerne Valley, California.

A total of 70 placer claims were staked over lower portions of the SILVER REEF and BLACKHAWK landslides, which occurred over 17,000 years ago, and 11 lode claims were staked at higher elevations to the two landslides and over previous workings of the Sante Fe Mine and over artisanal workings and untested ground which may represent additional source locations for the gold bearing landslide material.

All 81 claims are located in Township 4 North, Range 2 East, Sections 8,9 and 10 of the San Bernardino County and are duly registered in the County Office in and with the Bureau of Land Management Office in Sacramento, California.

The Silver Reef/Blackhawk mineral claims can be accessed via highway 247, a two-lane paved road, from Lucerne Valley and then by graded dirt road for approximately 4 miles. A number of narrow dirt roads afford access to various sections of the claim block.

Geology

The landslides were formed approximately 17,000 years ago as a result of huge rockfalls possibly triggered by seismic activity from the fault lines in the California region. The Silver Reef Landslide preceeded and is partially covered by the larger Blackhawk Landslide. The gold and silver precious metals content of the landslide material was derived from vein type mineralization formed in the limestone/dolomite host rocks. When the landslides occurred these mineralized veins were crushed and ground by the energy and weight of the moving rock transforming the metal into sizes ranging from particulate to small nuggets.

History of Mining Work

The Blackhawk Canyon cuts a deep crease down the north slope of the San Bernardino Mountains from near the summit of Blackhawk Mountain to the desert. From 1871 until 1942 gold was recovered from the canyon, principally from two ore bodies located high on the slopes. Most valuable was a belt of mineralized limestone that extends across the head of the Blackhawk Canyon at the 6,200 foot level, known as the Arlington-Sante Fe Lode. Lower down, along the nearly perpendicular west wall of the canyon, is another zone of mineralized limestone called the Blackhawk Lode. Both of these gold-bearing belts have been extensively tapped by tunnels, shafts and open cuts during the 70 odd years of mining in this desert canyon.

Gold was discovered in the Blackhawk Lode in 1871 and silver was discovered on the south slope of Blackhawk Mountain in 1873. Serious development of the Blackhawk mines began in 1887.

The Blackhawk boom lasted two years. The Southern California Gold Syndicate, Ltd. established in 1889 to mine the Blackhawk suspended operations in 1892 when the value of ore being mined fell to only $10 in gold per ton and processing the ore proved difficult because of high iron oxide content.

For almost thirty years the Blackhawk mines lay idle save for occasional small operations at the Sante Fe Mine high on the Canyon headwall. The 10 stamp mill was sold and relocated to another mine in the Morongo district. The rest of the works and buildings fell into decay.

Full scale mining was renewed in Blackhawk Canyon in 1921 under the Arlington Mining Corporation financed from London, England. The Arlington-Sante Fe Lode high on the canyon headwall was extensively developed by four primary and nine secondary tunnels and a network of drifts. Most of the gold ore recovered was low grade although one exceptionally rich vein was struck. The Arlington Mining Corporation continued profitable operations throughout the 1920's and 1930's. Ore from the mountainside mines was brought down into Blackhawk Canyon via two spectacular aerial tramways. A modern 25 ton ball mill and cyanide plant processed 200 tons of ore every 24 hours.

In 1939 the Blackhawk mines, consisting of 175 patented claims, were acquired by the Sante Fe Gold Mines, Inc. of New York. This company installed a mammoth 600 ton cyanide leaching plant of the latest design and operated by electric power. After only a year this plant was dismantled due to technical engineering difficulties.

In July, 1940 the mines were leased to a company known as Mines, Incorporated which continued extensive operations at the Sante Fe mine. Profits were marginal except for one high grade ore shoot, 200 feet long and two to four feet wide which returned $90,000 in gold. Mines, Inc. installed a 30 ton cyanide plant to process the ore.

The Blackhawk mines were shut down in December, 1942; all the buildings and equipment were removed.

In the late 1970's through to the mid 1980's the area around the Silver Reef and Blackhawk landslides was the focus of considerable exploration and testing by the Aaminex Gold Corporation in conjunction with associates including Houston Mining and Resources, Inc. A program of geological mapping and modeling, trenching and geo-chemical sampling (both surface and bulk) was completed followed by a drilling program of 61 holes.

Jumping Jack Property, Nye County, Nevada

Property and Claims

The Jumping Jack property consists of 14 claims, which total approximately 600 acres.

Location Area	Claim Name

Nye County	Jumping Jack 52
Nye County	Jumping Jack 53
Nye County	Jumping Jack 54
Nye County	Jumping Jack 66
Nye County	Jumping Jack 67
Nye County	Jumping Jack 68
Nye County	Jumping Jack 73
Nye County	Jumping Jack 74
Nye County	Jumping Jack 100
Nye County	Jumping Jack 101
Nye County	Jumping Jack 102
Nye County	Jumping Jack 103
Nye County	Jumping Jack 104
Nye County	Jumping Jack 105

The above mineral claims are all located in the West 1/2 of Section 1, T.11N., R44E. Mount Diablo Meridian, Nye County, Nevada, U.S.A.

The area of interest is described as Sections 35 and 36, T.12N., R44E. and Sections 1, 2, 11 and 12, T.11N., R44E., Mount Diablo Meridian, Nye County, Nevada, U.S.A.

To date we have not made any exploration expenditures in respect of the Jumping Jack property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit or an ore reserve exists in the Jumping Jack Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We have not obtained any insurance in respect of the property.

Location and Access

The property is located in central Nevada, on the west flank of the Toquima Range, about 25 road miles from Carvers or about 85 road miles from Tonopah. The claims lie within three miles of graded gravel road and within about five miles of a major power line. There is unused mill capacity in Manhattan 50 road miles away.

Agreement and terms

We have a lease of mining properties with option to purchase agreement with William Berg, Kenny Berg and R.H. Guelich in respect of the property. In order to exercise the option and maintain our exclusive right to explore, develop and mine the property our payment terms are as follows:

Year	Lease Payment	Exploration Costs
1	$15,000 (paid)	$25,000
2	$30,000	$50,000
3	$60,000	$75,000
4	$120,000	$100,000
5	$240,000	$125,000
Total	$465,000	$375,000

Property Description

The Jumping Jack property is located in the Moores Creek Mining District and has high-grade gold mineralization occuring primarily in the north-northwest striking, low-sulfidation, epithermal quartz, adularia veins. The district is located on the edge of the Mount Jefferson caldera and mineralization is comparable to other similarly aged gold deposits along the west flank of the Toquima Range, including Round Mountain, Gold Hill, Manhattan and Midway. Previous drilling on this property was directed at Round Mountain-type, low-grade disseminated gold mineralization. The epithermal vein system remains essentially untested, and we believe is a prime candidate for a diamond drilling program. The Main Vein is partially concealed by thin pediment gravel sheets, but has a potential strike length in excess of 3,000 feet and has yielded promising assays. Additional quartz veins are exposed west of the Main Vein, but have, so far, yielded lower grades. Geochemical vectors point to the area east of the Main Vein for additional exploration. This area is underlain by unwelded tuffs that do not propagate veins, but may conceal blind veins in underlying welded tuffs. We believe that Moores Creek represents an under explored mining district with a well defined drill target and additional higher risk exploration targets.

Property Geology

The Moores Creek Mining district and the Jumping Jack claims lie in the northwest corner of the Mount Jefferson caldera. Tuff in the Moores Creek Mining district have been classified as belonging to the tuff of Northumberland, the tuff of Moores Creek and the tuff of Mount Jefferson.

Outcrops of the upper member of the tuff of Mount Jefferson are present on the east and west peripheries of the district. The upper member is densely welded and better sorted with quartz and sanidine crystals, but fewer lithic and pumice fragments that the lower member, and is medium to dark brown in color. This unit is spatially disassociated with the hydrothermal alteration, but is locally bleached or argillized.

A significant portion of the Moores Creek Mining District is covered by thin, pediment gravel sheets, composed of boulders and cobbles of upper member tuffs derived from Mount Jefferson. These pediment gravels are no more than 50 feet thick, and generally thinner, and are best observed in the walls of the northern shaft along the Main Vein in west central section 1, where they cover the northerly strike extension of the Main Vein. Younger drainages have incised the pediment gravel sheets exposing the underlying lower tuffs locally.

We have not obtained a geologist or mining engineer's report on the property.

Exploration Program

General

We must conduct exploration to determine what amount of valuable minerals, if any, exist on our properties and if any valuable minerals, which are found, can be economically extracted and profitably processed. Our exploration targets are gold, silver, copper and zinc, or other valuable minerals, all of which have been found in exploration occurring within the regional area of our property.

Our exploration programs are designed to efficiently explore and evaluate our properties. We do not claim to have any valuable minerals or reserves whatsoever at this time on any of our properties.

Proposed Exploration

The previous work is insufficient to adequately evaluate the economic potential of the mineralized zones, and we intend to fully explore and delineate the ore potential of the anomalous zones in a staged exploration program that will incorporate the following activities:

  Acquisition of all available previous data and formation of a property-wide database,
  Evaluation of existing geochemical data for statistical trends within the data that will aid surface and subsurface exploration activities, surface mapping of geological features combined with rock chip and stream sediment sampling programs to further define known anomalies and identify new areas of anomalous mineralization,
  Evaluation of new data, compilation, and integration with satellite or other remote sensing data to aid prioritization of drill targets,
  Drill individual targets and analyze samples for gold, silver, copper, and a suite of pathfinder trace elements to add additional drilling programs.

A qualified geologist with extensive experience in exploration of gold and mineral properties will manage a technical team conducting the multiple phases of exploration.

Regulations

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.  Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes.  In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our pre-exploration stage. Prospective investors should consider carefully the risk factors set out below.

Risks Associated with our Business

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $8,652. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

  Our ability to locate a profitable mineral property;
  Our ability to generate revenues; and
  Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with exploration of our mineral properties. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Our properties are in the pre-exploration stage, are not commercially viable at this time and there is no assurance that commercially viable quantities of ore will be discovered.

Our mineral properties are in the early exploration stage and are not commercially viable at this time. Mineral exploration involves a high degree of risk. There is no assurance that commercially viable quantities of ore will be discovered. There is also no assurance that if found, commercially viable properties will be brought into commercial production. If we are not able to locate sufficient quantities of commercially viable ore and bring our properties into commercial production, we will not be able to continue operations and as a result our shareholders may lose any investment in our company.

There is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the minerals claims that we have an interest in contain commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The probability of an individual prospect having reserves and being commercially profitable is remote and in all probability, the Niemetz property does not contain any reserves and in such a case the funds we have spent or will spend on exploration of this property will be lost.

If we do not raise enough money for exploration, we will have to delay exploration or go out of business.

We are in the very early exploration stage and we need additional financing before we are able to continue our exploration efforts. We have not made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations. We require additional financing before we can undertake any explorations of our properties.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We do not have enough money to complete our exploration and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We have enough money to commence first stages of the exploration of our projects. We will require additional funding to complete subsequent phases of exploration. Because we are conducting exploration on undeveloped projects, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $500,000 and as much as $10,000,000 to find out. If it turns out that we are not able to raise enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

Indemnification of Directors, Officers and Others

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Enforceability of Civil Liabilities Against Us

We do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Associated with our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of pre-explorationl stage companies, which may materially adversely affect the market price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NADSD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property.

San Bernadino County, California

In March, 2003 we staked 81 claims in San Bernadino County. The claims are more particularly described as follows:
Location Area	Claim Name	CAMC Number

San Bernadino	Big Bear 1-56	280972-281027
San Bernadino	Kelsey 1-9	281028-281036
San Bernadino	Wade 1-5	281037-281041
San Bernadino	RM 1-2	281042-281043
San Bernadino	Sante Fe 1-9	281044-281052

All 81 claims are located in Township 4 North, Range 2 East, Sections 8,9 and 10 of the San Bernardino County and are duly registered in the County Office in and with the Bureau of Land Management Office in Sacramento, California.

A total of 70 placer claims were staked over lower portions of the SILVER REEF and BLACKHAWK landslides, which occurred over 17,000 years ago, and 11 lode claims were staked at higher elevations to the two landslides and over previous workings of the Sante Fe Mine and over artisanal workings and untested ground which may represent additional source locations for the gold bearing landslide material.

Jumping Jack Property, Nye County, Nevada

The Jumping Jack property consists of 14 claims, which total approximately 600 acres.

Location Area	Claim Name

Nye County	Jumping Jack 52
Nye County	Jumping Jack 53
Nye County	Jumping Jack 54
Nye County	Jumping Jack 66
Nye County	Jumping Jack 67
Nye County	Jumping Jack 68
Nye County	Jumping Jack 73
Nye County	Jumping Jack 74
Nye County	Jumping Jack 100
Nye County	Jumping Jack 101
Nye County	Jumping Jack 102
Nye County	Jumping Jack 103
Nye County	Jumping Jack 104
Nye County	Jumping Jack 105

The above mineral claims are all located in the West 1/2 of Section 1, T.11N., R44E. Mount Diablo Meridian, Nye County, Nevada, U.S.A.

The area of interest is described as Sections 35 and 36, T.12N., R44E. and Sections 1, 2, 11 and 12, T.11N., R44E., Mount Diablo Meridian, Nye County, Nevada, U.S.A.

The Jumping Jack property is located in the Moores Creek Mining District and has high-grade gold mineralization occuring primarily in the north-northwest striking, low-sulfidation, epithermal quartz, adularia veins. The district is located on the edge of the Mount Jefferson caldera and mineralization is comparable to other similarly aged gold deposits along the west flank of the Toquima Range, including Round Mountain, Gold Hill, Manhattan and Midway. Previous drilling on this property was directed at Round Mountain-type, low-grade disseminated gold mineralization. The epithermal vein system remains essentially untested, and is a prime candidate for a diamond drilling program. The Main Vein is partially concealed by thin pediment gravel sheets, but has a potential strike length in excess of 3,000 feet and has yielded promising assays. Additional quartz veins are exposed west of the Main Vein, but have, so far, yielded lower grades. Geochemical vectors point to the area east of the Main Vein for additional exploration. This area is underlain by unwelded tuffs that do not propagate veins, but may conceal blind veins in underlying welded tuffs. We believe that Moores Creek represents an under explored mining district with a well defined drill target and additional higher risk exploration targets.

Our executive and head offices are located at Suite 404, Ocean Pointe Building, 1688 - 152nd Street, South Surrey, British Columbia, Canada V4A 4N2. Our telephone number is 604.538-2383.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

No established public trading market exists for our securities. We have no common equity subject to outstanding purchase options or warrants. We have no securities convertible into our common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by shareholders. There is no common equity that is being, or has been publicly proposed to be, publicly offered by us. We may apply for listing on the National Association of Securities Dealers OTC Bulletin Board or may offer our securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. As of June 1, 2004, there were 8,000,000 shares of common stock outstanding, held by two shareholders of record.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management Discussion and Analysis and Plan of Operation.

Review of Operations / Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Act, and Section 21E of the Exchange Act. All statements that are included in this registration statement, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, in conjunction with those forward-looking statements contained in the report.

Overview

As at February 28, 2003, we were a blank check company whose plan of operation over the next twelve months was to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We remain in the pre-exploration stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of February 28, 2003, reflects total assets of $1,289 in cash. We are a pre-exploration stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our pre-exploration stage activities.

Plan of Operation

We are in the business of acquiring and exploring resource properties and interests. We have not generated any revenues since our inception. We were incorporated on March 3, 2000. We have commenced pursuing resource sector opportunities, such as the Jumping Jack and San Bernadino Projects as previously discussed.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in California and Nevada. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $80,000 for the 12 months ending February 28, 2004 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

We intend to finance our activities via brokered or non-brokered private placements, bank financing, and/or advances from related parties or shareholders loans, during the year 2004. The amount and conditions precedent to such fund raising are presently under assembly.

We are also pursuing other potential projects within the mineral resource sector.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At February 28, 2003, there was a working capital deficit of $8,442 compared to working capital of $210 at February 28, 2002.

At February 28, 2003, our total assets were $1,289, which consisted of cash on hand.

At February 28, 2003, our total current liabilities increased to $9,731 from $nil at February 28, 2002.

We posted losses of $8,652 for the year ended February 28, 2003 and $8,652 since inception to February 28, 2003. The principal component of the losses for the year ended February 28, 2003 was administrative expenses.

Operating expenses for the year ended February 28, 2003 were $8,652, compared to the year ended February 28, 2003, which were $nil.

Going Concern

Due to our being a pre-exploration stage company and not having generated revenues, in their report on our financial statements for the year ended February 28, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through February 28, 2003 have incurred losses of $8,652 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on our financial position and results of operations as we currently have no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after February 28, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on our results of operations or financial position.

FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to our operations therefore a description of each and their respective impact on our operations have not been disclosed.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

We computed net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor's Report, dated July 29, 2003, except as to Note 5, which is as of February 25, 2004

Balance Sheets as at February 28, 2003 and February 28, 2002

Statements of Operations for the years ended February 28, 2003, February 28, 2002 and for the period from March 3, 2000 (inception) through February 28, 2003

Statements of Cash Flows for the years ended February 28, 2003, February 28, 2002 and for the period from March 3, 2000 (inception) through February 28, 2003

Statement of Stockholders' Equity for the period from March 3, 2000 (inception) to February 28, 2003

BIG BEAR GOLD CORPORATION

(formerly Corsea Management Inc.)

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

February 28, 2003 and 2002

(Stated in US Dollars)

TERRY AMISANO LTD. KEVIN HANSON, CA	AMISANO HANSON CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Big Bear Gold Corporation
(formerly Corsea Management Inc.)

We have audited the accompanying balance sheet of Big Bear Gold Corporation (formerly Corsea Management Inc.) (A Pre-exploration Stage Company) as of February 28, 2003 and the statements of operations, stockholders' deficiency and cash flows for the year ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as at February 28, 2002 and for the year ended February 28, 2002 and for the period March 3, 2000 (Date of Incorporation) to February 28, 2002 were audited by other auditors whose report dated July 5, 2002 expressed an unqualified opinion on those statements. Our opinion on the statement of operations, stockholders' deficiency and cash flows for the period from March 3, 2000 (Date of Incorporation) to February 28, 2003, insofar as it relates to amounts for prior periods through February 28, 2002 is based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Big Bear Gold Corporation (formerly Corsea Management Inc.) as of February 28, 2003 and the results of its operations and its cash flows for the year ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Amisano Hanson"
July 29, 2003, except as to Note 5, which is as of February 25, 2004	Chartered Accountants
750 WEST PENDER STREET, SUITE 604 VANCOUVER CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

BIG BEAR GOLD CORPORATION
(formerly Corsea Management Inc.)
(A Pre-exploration Stage Company)
BALANCE SHEETS
February 28, 2003 and 2002
(Stated in US Dollars)

ASSETS	2003	2002
Current
Cash	$ 1,289	$ -

Incorporation costs	-	210
	$ 1,289	$ 210
LIABILITIES
Current
Accounts payable	$ 1,775	$ -
Due to related party - Note 3	7,956	-
	9,731	-
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.0001 par value
160,000,000 shares authorized
8,000,000 (2002: 8,000,000) shares outstanding	800	800
Additional paid-in capital	(590)	(590)
Deficit accumulated during the pre-exploration stage	(8,652)	-
	(8,442)	210
	$ 1,289	$ 502

Nature and Continuance of Operations - Note 1
Subsequent Events - Note 5

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(formerly Corsea Management Inc.)
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended February 28, 2003 and 2002,
for the period March 3, 2000 (Date of Incorporation) to February 28, 2001
and for the period March 3, 2000 (Date of Incorporation) to February 28, 2003
(Stated in US Dollars)

			March 3, 2000 (Date of Incorpora- tion) to February 28, 2001	March 3, 2000 (Date of Incorpora- tion) to February 28 2003

	Years ended February 28,
	2003	2002

Administration Expenses	$ 8,652	$ -	$ -	$ 8,652
Net loss for the period	$ (8,652)	$ -	$ -	$ (8,652)
Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	8,000,000	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(formerly Corsea Management Inc.)
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended February 28, 2003 and 2002,
for the period March 3, 2000 (Date of Incorporation) to February 28, 2001 and
for the period March 3, 2000 (Date of Incorporation) to February 28, 2003
(Stated in US Dollars)

			March 3, 2000 (Date of Incorpora- tion) to February 28, 2001	March 3, 2000 (Date of Incorpora- tion) to February 28, 2003

	Years ended February 28,
	2003	2002
Operating Activities
Net loss for the period	$ (8,652)	$ -	$ -	$ (8,652)
Add item not affecting cash:
Incorporation costs	210	-	-	210
Changes in non-cash working capital balances related to operations
Accounts payable	1,775	-	-	1,775
Cash used in operating activities	(6,667)	-	-	(6,667)
Financing Activities
Due to related party	7,956	-	-	7,956
Capital stock issued	-	-	210	210
Cash provided by financing activities	7,956	-	210	8,166
Investing Activity
Incorporation costs	-	-	(210)	(210)
Increase in cash during the period	1,289	-	-	1,289

Cash, beginning of the period	-	-	-	-
Cash, end of the period	$ 1,289	$ -	$ -	$ 1,289
Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(formerly Corsea Management Inc.)
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period March 3, 2000 (Date of Incorporation) to February 28, 2003
(Stated in US Dollars)

			Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Total

	Common Shares
	Number	Par Value
Capital stock issued for incorporation costs	8,000,000	$ 800	$ (590)	$ -	$ 210
Balance, as at February 28, 2001 and 2002	8,000,000	800	(590)	-	210
Net loss for the year	-	-	-	(8,652)	(8,652)
Balance, as at February 28, 2003	8,000,000	$ 800	$ (590)	$ (8,652)	$ (8,442)

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a 1.6 for one basis approved by the directors of the Company on July 22, 2003. The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(formerly Corsea Management Inc.)
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2003 and 2002
(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company is in the pre-exploration stage. The Company was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At February 28, 2003, the Company had not yet commenced any formal business operations, and all activity to that date related to the Company's formation and proposed fund raising. Subsequent to February 28, 2003, the Company staked 81 mineral claims in San Bernardino, California. The Company's intention is to develop this resource property.

These financial statements have been prepared on a going concern basis. As at February 28, 2003, the Company has a working capital deficiency of $8,442, and has accumulated a deficit of $8,652 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management of the Company plans on financing future activities by way of related party advances and private placements of its common stock.

On March 19, 2003, the Company changed is name to Big Bear Gold Corporation.

Note 2 Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Big Bear Gold Corporation
(formerly Corsea Management Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2003 and 2002
(Stated in US Dollars) - Page 2

Note 2 Summary of Significant Accounting Policies - (cont'd)

Mineral Lease

Cost of lease acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, ("FAS") No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Foreign Currency Translation

The Company's functional currency is Canadian dollars as substantially all of the Company's operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the FAS No. 52.

Big Bear Gold Corporation
(formerly Corsea Management Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2003 and 2002
(Stated in US Dollars) - Page 3

Note 2 Summary of Significant Accounting Policies - (cont'd)

Foreign Currency Translation - (cont'd)

Assets and liabilities are denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of difference exchange rates from period to period are included in the Comprehensive Income account in Stockholders' Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in Other Items on the Statement of Operations.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and due to related party approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Due to Related Party

The amount due to a related party is due to a director of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Big Bear Gold Corporation
(formerly Corsea Management Inc.)
(A Pre-exploration Stage Company)
Notes to the Financial Statements
February 28, 2003 and 2002
(Stated in US Dollars) - Page 4

Note 4 Income Taxes

The following table summarizes the significant components of the Company's deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$ 1,298
Less valuation allowance	(1,298)
$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

No provision for income taxes has been provided for in these financial statements due to the net loss. At February 28, 2003 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $8,652, the benefit of which has not been recorded in the financial statements.

Note 5 Subsequent Events - Note 1

Subsequent to February 28, 2003, the Company:

    effected a forward split of its common shares on a 1.6 for one basis. This was effective July 29, 2003 and was accounted for on a retroactive basis. Concurrently, the Company increased its authorized capital to 160,000,000 common shares;
    staked 81 mineral claim units in San Bernardino County, California. These units are known as the Sante Fe Claims and the Company paid staking costs of $19,035;
    received advances from related parties totalling $62,243 for working capital purposes. These advances are unsecured, non-interest bearing and have no specific terms for repayment;
    paid $13,776 as property investigation costs for the Bannockburn Property located in Ontario. The management of the Company decided not to proceed with the project;
    received $6,000 pursuant to private placement subscriptions for 24,000 common shares at $0.25 per share; and

    Big Bear Gold Corporation
    (formerly Corsea Management Inc.)
    (A Pre-exploration Stage Company)
    Notes to the Financial Statements
    February 28, 2003 and 2002
    (Stated in US Dollars) - Page 5

    Note 5 Subsequent Events - Note 1 - (cont'd)

    by a lease agreement dated in July 2003, the Company was granted an option to purchase 14 unpatented mining claims located in Nye County, Nevada. The Company is required to make the following cash payments totalling $465,000 and incur the following exploration costs totalling $375,000:

	Lease		Exploration
Year	Payment		Costs
1	$ 15,000	(subsequently paid)	$ 25,000
2	30,000		50,000
3	60,000		75,000
4	120,000		100,000
5	240,000		125,000
	$ 465,000		$ 375,000

The agreement is subject to a 3 - 4% net smelter return commencing upon the earlier of five years or a fully operational mine. The Company may purchase the net smelter return royalty at any time for $4,000,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
D. Gary Fife	Director, President	57	October 9, 2002
William Whittle	Director, Vice President and Treasurer	53	October 9, 2002
James Whittle	Secretary	51	March 1, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

D. Gary Fife

Mr. Fife became our President and a Director on October 9, 2002.

Since 1996 Mr. Fife has been the president of Fife Growth Holdings Inc., a private company that provides management/financial consulting advice and assists high technology based companies in preparing business plans and obtaining equity/debt financing. Mr. Fife is also a director of Canadian Mono Mines Inc. of British Columbia, Canada.

William Whittle

Mr. Whittle became our Vice President, and a Director on October 9, 2002 and became our Treasurer on March 1, 2004.

Mr. Whittle has worked in the mining industry since 1992 and serves as Director and President of General Gold Corporation of Nevada and Director, President of Canadian Mono Mines Inc. of British Columbia, Canada, and President and a Director of C-Zar Beverage Corp. of Nevada.

James Whittle

Mr. Whittle became our Secretary on March 1, 2004.

Mr. Whittle has worked as a technician and designer/architect since 1991. Mr. Whittle holds a Bachelor of Architecture Degree from the University of British Columbia and has completed many courses in computer training.

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time. Our company did not hold any formal board meetings during the year ended February 28, 2003. All the proceedings of the Board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.

Family Relationships

None of the current directors or officers of our company are related by blood or marriage, except that Bill Whittle and James Whittle are brothers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We currently do not have an audit nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Code of Ethics

Effective April 16, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Big Bear Gold Corporation, Suite 404, Ocean Pointe Building, 1688 - 152nd Street, South Surrey, British Columbia, Canada V4A 4N2, Attention William Whittle.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner with the exceptions of D. Gary Fife and William Whittle who have not filed the required report as a result of their acquisition of 2,500,000 shares each of common stock on October 9, 2002.

Item 10. Executive Compensation.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended February 28, 2003, 2002 and 2001. For the years ended February 28, 2003 and 2002, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended February 28, 2003 and February 28, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended February 28, 2003 by any officers or directors of our company.

Directors Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 1, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
D. Gary Fife 205 Roslin Avenue Toronto, Ontario M4N 1Z5	4,000,000	50%
William Whittle 1576 Merklin Street White Rock, BC V4B 5K2	4,000,000	50%
James Whittle 508-2228 Marstand Avenue Vancouver, BC V6K 4T1	Nil	N/A
Directors and Executive Officers as a Group	8,000,000 common shares	100%

(1) Based on 8,000,000 shares of common stock issued and outstanding as of June 1, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Change in Control

On October 9, 2002 Mr. Gerald Ghini, our founding director, appointed Mr. D. Gary Fife and Mr. William Whittle to the Board of Directors and tendered his resignation from the Board. Effective that date, Mr. Ghini executed a transfer of 5,000,000 common shares, registered in his name, to D. Gary Fife as to 2,500,000 and to William Whittle as to 2,500,000, respectively, representing 100% of our issued and outstanding shares.

Change of Name

We changed our name from "Corsea Management Inc." to "Big Bear Gold Corporation", pursuant to a Certificate of Amendment filed with the Secretary of State, State of Delaware on March 19, 2003.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Except as otherwise indicated, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 3, 2000)

3.2 By-laws (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 9, 2000)

3.3 Amendment to the Certificate of Incorporation

3.4 Amendment to the Certificate of Incorporation

(10) Material Contracts

10.1 Lease Agreement dated July, 2003 between Big Bear Gold Corporation and William Berg, Kenny Berg and R.H. Guelich.

10.2 Letter Agreement dated May 26, 2004 with Practical Geophysics.

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Section 302 Certification

31.2 Section 302 Certification

(32) Section 906 Certification

32.1 Section 906 Certification

32.2 Section 906 Certification

Reports on Form 8-K

On October 17, 2002 we filed a Form 8-K reporting that on October 9, 2002 Mr. Gerald Ghini, our founding director, appointed Mr. D. Gary Fife and Mr. William Whittle to the Board of Directors and tendered his resignation from the Board. Effective that date, Mr. Ghini executed a transfer of 5,000,000 common shares, registered in his name, to D. Gary Fife as to 2,500,000 and to William Whittle as to 2,500,000, respectively, representing 100% of our issued and outstanding shares.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Amisano Hanson for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended February 28, 2003 and 2002 were $5,000.

Audit Related Fees

For the fiscal years ended February 28, 2003 and 2002, the aggregate fees billed for assurance and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended February 28, 2003 and 2002, the aggregate fees billed by Amisano Hanson for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Amisano Hanson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Amisano Hanson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Amisano Hanson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson's independence

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BEAR GOLD CORPORATION

By: /s/ D. Gary Fife
D. Gary Fife, President
(Principal Executive Officer)

BIG BEAR GOLD CORPORATION

By: /s/ William Whittle
William Whittle, Vice President
(Principal Financial Officer)

Date: June 24, 2004