Form 10QSB
period 2003-05-31
BIG BEAR GOLD CORP
filed 2004-07-01
CIK 1108731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-29903
BIG BEAR GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)
Delaware	98-0220844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 404, Ocean Pointe Building, 1688 - 152nd Street, South Surrey, British Columbia, Canada V4A 4N2
(Address of principal executive offices)
604.538-2383
(Issuer's telephone number, including area code)
N/A
(Former Name, Former Address if Changed Since last Report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]     No  [X]

[APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.  Yes  [  ]     No  [  ].

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 1, 2004, there were 8,000,000 shares of common stock, par value $0.0001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  [  ]     No  [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIG BEAR GOLD CORPORATION

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

May 31, 2003

(Stated in US Dollars)

(Unaudited)

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
May 31, 2003 and February 28, 2003
(Stated in US Dollars)
(Unaudited)

	May 31, 2003	February 28, 2003
ASSETS
Current
Cash	$7,021	$1,289

Capital assets	641	-
	$7,662	$1,289
LIABILITIES
Current
Accounts payable	$3,275	$1,775
Due to related parties	22,156	7,956
	25,431	9,731
STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value - Note 3
160,000,000 shares authorized
8,000,000 (February 28, 2003: 8,000,000) shares outstanding	800	800
Additional paid-in capital	(590)	(590)
Deficit accumulated during the pre-exploration stage	(17,979)	(8,652)
	(17,769)	(8,442)
	$7,662	$1,289

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended May 31, 2003 and 2002,
and for the period March 3, 2000 (Date of Incorporation) to May 31, 2003
(Stated in US Dollars)
(Unaudited)

	Three months ended May 31,		March 3, 2000 (Date of Incor- poration) to May 31, 2003
	2003	2002
Expenses
General and administrative	$ 5,172	$-	$13,824
Property investigation costs	4,155	-	4,155
Net loss for the period	$(9,327)	$-	$(17,979)
Loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2003 and 2002
and for the period March 3, 2000 (Date of Incorporation) to May 31, 2003
(Stated in US Dollars)
(Unaudited)

	Three months ended May 31,		March 3, 2000 (Date of Incor- poration) to May 31, 2003
	2003	2002
Cash Flows from Operating Activities
Net loss for the period	$(9,327)	$-	$(17,979)
Add item not affecting cash:
Amortization	58	-	58
Changes in non-cash working capital balances related to operations
Accounts payable	1,500	-	3,275
	(7,769)	-	(14,646)
Cash Flows used in Investing Activity
Purchase of capital assets	(699)	-	(699)
Cash Flows from Financing Activities
Capital stock issued	-	-	210
Due to related parties	14,200	-	22,156
	14,200	-	22,366
Increase in cash during the period	5,732	-	7,021

Cash, beginning of the period	1,289	-	-
Cash, end of the period	$7,021	$-	$7,021
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period March 3, 2000 (Date of Incorporation) to May 31, 2003
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Total
	Number	Par Value

Capital stock issued for incorporation costs	8,000,000	$800	$(590)	$-	$210
Balance, as at February 28, 2001 and 2002	8,000,000	800	(590)	-	210
Net loss for the year	-	-	-	(8,652)	(8,652)
Balance, as at February 28, 2003	8,000,000	800	(590)	(8,652)	(8,442)
Net loss for the period	-	-	-	(9,327)	(9,327)
Balance, as at May 31, 2003	8,000,000	$800	$(590)	$(17,979)	$(17,769)

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a 1.6 for one basis approved by the directors of the Company on July 22, 2003. The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2003
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Big Bear Gold Corporation (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended February 28, 2003, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended May 31, 2003 are not indicative of the results that may be expected for the full year.

Note 2 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At May 31, 2003, the Company had a working capital deficiency of $18,410, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $17,979 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3 Subsequent Events

Subsequent to May 31, 2003, the Company:

i) effected a forward split of its common shares on a 1.6 for one basis. This was effective July 22, 2003 and was accounted for on a retroactive basis. Concurrently, the Company increased its authorized capital to 160,000,000 common shares;

ii) staked 81 mineral claim units in San Bernardino County, California. These units are known as the Sante Fe Claims and the Company paid staking costs of $19,035;

iii) received advances from related parties totalling $50,123 for working capital purposes. These advances are unsecured, non-interest bearing and have no specific terms for repayment;

Big Bear Gold Corporation
(A Pre-Exploration Stage Company)
Notes to the Interim Financial Statements
May 31, 2003
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3 Subsequent Events - (cont'd)

iv) paid $10,321 as property investigation costs for the Bannockburn Property located in Ontario. The management of the Company decided not to proceed with the project;

v) received $6,000 pursuant to private placement subscriptions for 24,000 common shares at $0.25 per share; and

vi) by a lease agreement dated in July 2003, the Company was granted an option to purchase 14 unpatented mining claims located in Nye County, Nevada. The Company is required to make the following cash payments totalling $465,000 and incur the following exploration costs totalling $375,000:

Year	Lease Payment		Exploration Costs
1	$15,000	(subsequently paid)	$25,000
2	30,000		50,000
3	60,000		75,000
4	120,000		100,000
5	240,000		125,000
	$465,000		$375,000

The agreement is subject to a 3 - 4% net smelter return commencing upon the earlier of five years or a fully operational mine. The Company may purchase the net smelter return royalty at any time for $4,000,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Big Bear" mean Big Bear Gold Corporation, unless otherwise indicated.

General

We are a pre-exploration stage mining company. The address of our principal executive office is Suite 404, Ocean Pointe Building, 1688 - 152nd Street, South Surrey, British Columbia, Canada V4A 4N2

Our Current Business

In March 2003 we staked 81 mineral claims in San Bernardino County, California, for which we have incurred aggregate staking costs of $19,035. In addition, we entered into a lease agreement dated July, 2003 with William Berg, Kenny Berg and R.H. Guelich, whereby we were granted an option to purchase 14 unpatented mining claims known as the "Jumping Jack Property" located in Nye County, Nevada. In order to exercise the option we are required to make the following cash payments totalling $465,000 and incur the following exploration costs totalling $375,000:

Year	Lease Payment	Exploration Costs
1	$15,000 (paid)	$25,000
2	$30,000	$50,000
3	$60,000	$75,000
4	$120,000	$100,000
5	$240,000	$125,000
Total	$465,000	$375,000

The agreement is also subject to a 3-4% net smelter return commencing upon the earlier of five years or a fully operational mine. We may purchase the net smelter return royalty at any time for $4,000,000.

We are continuing our initiatives to secure sufficient financing to fund our existing mineral exploration and development initiatives, and to fund future opportunities as they arise. Our current mineral exploration initiatives including the following prospect opportunities:

San Bernardino County, California

In March, 2003 we staked 81 claims in San Bernardino County. The claims are more particularly described as follows:
Location Area	Claim Name	CAMC Number

San Bernardino	Big Bear 1-56	280972-281027
San Bernardino	Kelsey 1-9	281028-281036
San Bernardino	Wade 1-5	281037-281041
San Bernardino	RM 1-2	281042-281043
San Bernardino	Sante Fe 1-9	281044-281052

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

Overview

As at May 31, 2003, we were a pre-exploration stage company whose plan of operation over the next twelve months is to develop our mining properties. We remain in the pre-exploration stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of May 31, 2003, reflects total assets of $7,021 in cash and $641 in capital assets. We are a pre-exploration stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our pre-exploration stage activities.

Plan of Operation

We are in the business of acquiring and exploring resource properties and interests. We have not generated any revenues since our inception. We were incorporated on March 3, 2000. We have commenced pursuing resource sector opportunities, such as the Jumping Jack and San Bernardino Projects as previously discussed.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in California and Nevada. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $80,000 for the 12 months ending May 31, 2004 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

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

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing from related parties.

At May 31, 2003, there was a working capital deficit of $18,410 compared to working capital of $210 at May 31, 2002.

At May 31, 2003, our total assets were $7,662, which mainly consisted of $7,021 cash on hand.

At May 31, 2003, our total current liabilities increased to $25,431 from $nil at May 31, 2002.

We posted losses of $9,327 for the period ended May 31, 2003 and $17,979 since inception to May 31, 2003. The principal component of the losses for the period ended May 31, 2003 were administrative expenses and property investigation costs.

Operating expenses for the period ended May 31, 2003 were $9,327, compared to the period ended May 31, 2002, which were $nil.

Product Research and Development

Our business plan is focused on the exploration and development of our mineral interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2004.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2004.

Employees

Currently we have no full time or part-time employees. We utilize short term contractors as necessary. Our directors and officers provide services on a month to month basis pursuant to oral arrangements, but have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next 12 month period. We may enter formal written service agreements with our directors and officers in the future. We expect to continue to outsource contract employment as needed. Depending on the level of success of our exploration and development initiatives, we may retain full or part-time employees in the future.

Going Concern

Due to our being a pre-exploration stage company and not having generated revenues, in their report on our financial statements for the period ended February 28, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through May 31, 2003 have incurred losses of $17,979 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $17,979. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the minerals claims that we have an interest in contain commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The probability of an individual prospect having reserves and being commercially profitable is remote and in all probability, the Jumping Jack and San Bernardino properties do not contain any reserves and in such a case the funds we have spent or will spend on exploration of these properties will be lost.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of pre-exploration stage companies, which may materially adversely affect the market price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 3, 2000)

3.2 By-laws (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 9, 2000)

3.3 Amendment to the Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 25, 2004)

3.4 Amendment to the Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 25, 2004)

(10) Material Contracts

10.1 Lease Agreement dated July, 2003 between Big Bear Gold Corporation and William Berg, Kenny Berg and R.H. Guelich. (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 25, 2004)

10.2 Letter Agreement dated May 26, 2004 with Practical Geophysics. (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 25, 2004)

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 25, 2004)

(31) Section 302 Certification

31.1 Section 302 Certification

31.2 Section 302 Certification

(32) Section 906 Certification

32.1 Section 906 Certification

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG BEAR GOLD CORPORATION
Date: June 30, 2004	/s/ D. Gary Fife By: D. Gary Fife President (Principal Executive Officer)
Date: June 28, 2004	/s/ William Whittle By: William Whittle Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)