Form 10QSB
period 2003-08-31
BIG BEAR GOLD CORP
filed 2004-07-01
CIK 1108731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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
604.538.2383
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIG BEAR GOLD CORPORATION

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

August 31, 2003

(Stated in US Dollars)

(Unaudited)

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
August 31, 2003 and February 28, 2003
(Stated in US Dollars)
(Unaudited)

	August 31, 2003	February 28 2003
ASSETS
Current
Cash	$3,022	$1,289

Capital assets	583	-
	$3,605	$1,289
LIABILITIES
Current
Accounts payable	$1,780	$1,775
Due to related parties	56,627	7,956
	58,407	9,731
STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value - Note 4
160,000,000 shares authorized
8,000,000 (February 28, 2003: 8,000,000) shares outstanding	800	800
Additional paid-in capital	(590)	(590)
Deficit accumulated during the pre-exploration stage	(55,012)	(8,652)
	(54,802)	(8,442)
	$3,605	$1,289

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended August 31, 2003 and 2002, and for the period March 3, 2000 (Date of Incorporation) to August 31, 2003
(Stated in US Dollars)
(Unaudited)

	Three months ended August 31,		Six months ended August 31,		March 3, 2000 (Date of Incor- poration) to August 31, 2003
	2003	2002	2003	2002
Expenses
General and administrative	$6,176	$-	$11,348	$-	$20,000
Property investigation costs	30,857	-	35,012	-	35,012
Net loss for the period	$(37,033)	$-	$(46,360)	$-	$(55,012)
Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2003 and 2002
and for the period March 3, 2000 (Date of Incorporation) to August 31, 2003
(Stated in US Dollars)
(Unaudited)

	Six months ended August 31,		March 3, 2000 (Date of Incor- poration) to August 31,
	2003	2002	2003
Cash Flows from Operating Activities
Net loss for the period	$(46,360)	$-	$(55,012)
Add item not affecting cash:
Amortization	116	-	116
Changes in non-cash working capital balances related to operations
Accounts payable	5	-	1,780
	(46,239)	-	(53,116)
Cash Flows used in Investing Activity
Purchase of capital assets	(699)	-	(699)
Cash Flows from Financing Activities
Capital stock issued	-	-	210
Due to related parties	48,671	-	56,627
	48,671	-	56,837
Increase in cash during the period	1,733	-	3,022

Cash, beginning of the period	1,289	-	-
Cash, end of the period	$3,022	$-	$3,022
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
for the period March 3, 2000 (Date of Incorporation) to August 31, 2003
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Total
	Number	Par Value

Capital stock issued for incorporation costs	8,000,000	$800	$(590)	$-	$210
Balance, as at February 28, 2001 and 2002	8,000,000	800	(590)	-	210
Net loss for the year	-	-	-	(8,652)	(8,652)
Balance, as at February 28, 2003	8,000,000	800	(590)	(8,652)	(8,442)
Net loss for the period	-	-	-	(46,360)	(46,360)
Balance, as at August 31, 2003	8,000,000	$800	$(590)	$(55,012)	$(54,802)

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
August 31, 2003
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

The results of operations for the six months ended August 31, 2003 are not indicative of the results that may be expected for the full year.

Note 2 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At August 31, 2003, the Company had a working capital deficiency of $55,385, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $55,012 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Big Bear Gold Corporation
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2003
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3 Resource Property

By a lease agreement dated July 2003, the Company was granted the option to purchase 14 unpatented mining claims located in Nye County, Nevada. The Company is required to make the following cash payments totalling $465,000 and incur the following exploration costs totalling $375,000:

Year	Lease Payment	Exploration Costs
1	$15,000 (paid)	$25,000
2	30,000	50,000
3	60,000	75,000
4	120,000	100,000
5	240,000	125,000

	$465,000	$375,000

The agreement is subject to a 3-4% net smelter return royalty commencing upon the earlier of five years or a fully operational mine. The Company may purchase the net smelter return royalty at any time for $4,000,000.

Note 4 Share Capital

On July 22, 2003, the Company effected a "Forward Split" of it's common stock on a 1.6:1 basis. Authorized capital increased from 100,000,000 common shares to 160,000,000 common shares. This "Forward Split" has no effect on par value which remains at $0.0001 per share. Issued and outstanding shares increased from 5,000,000 to 8,000,000 common shares.

Note 5 Subsequent Events

Subsequent to August 31, 2003, the Company:

i) received advances from related parties totalling $16,644 for working capital purposes. These advances are unsecured, non-interest bearing and have no specific terms for repayment; and

ii) received $6,000 pursuant to private placement subscriptions for 24,000 common shares at $0.25 per share.

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

Overview

As at August 31, 2003, we were a pre-exploration stage company whose plan of operation over the next twelve months is to develop our mining properties. We remain in the pre-exploration stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of August 31, 2003, reflects total assets of $3,605 in cash and $583 in capital assets. We are a pre-exploration stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our pre-exploration stage activities.

Plan of Operation

We are in the business of acquiring and exploring resource properties and interests. We have not generated any revenues since our inception. We were incorporated on March 3, 2000. We have commenced pursuing resource sector opportunities, such as the Jumping Jack and San Bernardino Projects as previously discussed.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in California and Nevada. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $80,000 for the 12 months ending August 31, 2004 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

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

At August 31, 2003, there was a working capital deficit of $55,385 compared to working capital of $210 at August 31, 2002.

At August 31, 2003, our total assets were $3,605, which mainly consisted of $3,022 cash on hand.

At August 31, 2003, our total current liabilities increased to $58,407 from $nil at August 31, 2002.

We posted losses of $37,033 for the three month period ended August 31, 2003, $46,360 for the six months ended August 31, 2003, and $55,012 since inception to August 31, 2003. The principal component of the losses for the period ended August 31, 2003 were administrative expenses and property investigation costs.

Operating expenses for the three month period ended August 31, 2003 were $37,033, compared to the three and six month periods ended August 31, 2002, which were both $nil.

Product Research and Development

Our business plan is focused on the exploration and development of our mineral interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending August 31, 2004.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2004.

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

We have historically incurred losses, and through August 31, 2003 have incurred losses of $55,012 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $55,012. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being August 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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