Form 10KSB
period 2004-02-29
BIG BEAR GOLD CORP
filed 2004-07-16
CIK 1108731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  February 29, 2004

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

14,338,500 common shares issued and outstanding as of July 1, 2004.

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

Corporate History

We are a pre-exploration stage mining company incorporated on March 3, 2000 under the laws of the State of Delaware, under the name "Corsea Management Inc.". Effective March 19, 2003 we changed our name to Big Bear Gold Corporation. Effective July 29, 2003 we conducted a forward split of our shares of common stock or a 1:1.6 basis. The address of our principal executive office is Suite 404, Ocean Pointe Building, 1688 - 152nd Street, South Surrey, British Columbia, Canada V4A 4N2.

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

  Exploration Access
  Environmental stewardship
  Remediation and reclamation
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

Geology

The landslides were formed approximately 17,000 years ago as a result of huge rockfalls possibly triggered by seismic activity from the fault lines in the California region. The Silver Reef Landslide preceded and is partially covered by the larger Blackhawk Landslide. The gold and silver precious metals content of the landslide material was derived from vein type mineralization formed in the limestone/dolomite host rocks. When the landslides occurred these mineralized veins were crushed and ground by the energy and weight of the moving rock transforming the metal into sizes ranging from particulate to small nuggets.

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

Property Description

The Jumping Jack property is located in the Moores Creek Mining District and has high-grade gold mineralization occurring primarily in the north-northwest striking, low-sulfidation, epithermal quartz, adularia veins. The district is located on the edge of the Mount Jefferson caldera and mineralization is comparable to other similarly aged gold deposits along the west flank of the Toquima Range, including Round Mountain, Gold Hill, Manhattan and Midway. Previous drilling on this property was directed at Round Mountain-type, low-grade disseminated gold mineralization. The epithermal vein system remains essentially untested, and we believe is a prime candidate for a diamond drilling program. The Main Vein is partially concealed by thin pediment gravel sheets, but has a potential strike length in excess of 3,000 feet and has yielded promising assays. Additional quartz veins are exposed west of the Main Vein, but have, so far, yielded lower grades. Geochemical vectors point to the area east of the Main Vein for additional exploration. This area is underlain by unwelded tuffs that do not propagate veins, but may conceal blind veins in underlying welded tuffs. We believe that Moores Creek represents an under explored mining district with a well defined drill target and additional higher risk exploration targets.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $78,730. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of pre-explorational stage companies, which may materially adversely affect the market price of our common stock.

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

The Jumping Jack property is located in the Moores Creek Mining District and has high-grade gold mineralization occurring primarily in the north-northwest striking, low-sulfidation, epithermal quartz, adularia veins. The district is located on the edge of the Mount Jefferson caldera and mineralization is comparable to other similarly aged gold deposits along the west flank of the Toquima Range, including Round Mountain, Gold Hill, Manhattan and Midway. Previous drilling on this property was directed at Round Mountain-type, low-grade disseminated gold mineralization. The epithermal vein system remains essentially untested, and is a prime candidate for a diamond drilling program. The Main Vein is partially concealed by thin pediment gravel sheets, but has a potential strike length in excess of 3,000 feet and has yielded promising assays. Additional quartz veins are exposed west of the Main Vein, but have, so far, yielded lower grades. Geochemical vectors point to the area east of the Main Vein for additional exploration. This area is underlain by unwelded tuffs that do not propagate veins, but may conceal blind veins in underlying welded tuffs. We believe that Moores Creek represents an under explored mining district with a well defined drill target and additional higher risk exploration targets.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

No established public trading market exists for our securities. We have no common equity subject to outstanding purchase options or warrants. We have no securities convertible into our common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by shareholders. There is no common equity that is being, or has been publicly proposed to be, publicly offered by us. We may apply for listing on the National Association of Securities Dealers OTC Bulletin Board or may offer our securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. As of July 1, 2004, there were 14,338,500 shares of common stock outstanding, held by 39 shareholders of record.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

On March 8, 2004, we issued an aggregate of 38,500 shares at a deemed price of $0.25 per share to 35 private investors and 6,300,000 shares at a deemed price of $0.003 per share to two private investors. The total proceeds for the transactions were $29,312.50. The transactions were private in nature, and the shares were issued in offshore transactions in reliance upon Regulation S promulgated under the Securities Act of 1933.

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

Overview

As at February 29, 2004, we were a pre-exploration stage company whose plan of operation over the next twelve months is to develop our mining properties. We remain in the pre-exploration stage and, since inception, have experienced no significant change in liquidity or capital resources. Consequently, our balance sheet as of February 29, 2004, reflects total assets of $9,899 in cash and $466 in capital assets. We are a pre-exploration stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our pre-exploration stage activities.

Plan of Operation

We are in the business of acquiring and exploring resource properties and interests. We have not generated any revenues since our inception. We were incorporated on March 3, 2000. We have commenced pursuing resource sector opportunities, such as the Jumping Jack and San Bernardino Projects as previously discussed.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in California and Nevada. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $125,000 for the 12 months ending February 28, 2005 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

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

At February 29, 2004, there was a working capital deficit of $84,861 compared to a working capital deficiency of $8,442 at February 28, 2003.

At February 29, 2004, our total assets were $10,365, which consisted of cash on hand and capital assets.

At February 29, 2004, our total current liabilities increased to $94,760 from $9,731 at February 28, 2003.

We posted losses of $85,078 for the year ended February 29, 2004 and $93,730 since inception to February 29, 2004. The principal component of the losses for the year ended February 29, 2004 were administrative expenses of $33,735 and minimal property costs of $51,343.

Operating expenses for the year ended February 29, 2004 were $85,078, compared to the year ended February 28, 2003, which were $8,652.

Subsequent to February 29, 2004 we received cash in the amount of $29,312.50 in connection with the issuance of 6,338,500 shares of our common stock.

Going Concern

Due to our being a pre-exploration stage company and not having generated revenues, in their report on our financial statements for the year ended February 29, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through February 29, 2004 have incurred losses of $93,730 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

The following financial statements are filed as part of this annual report:

Independent Auditor's Report, dated May 12, 2004

Balance Sheets as at February 29, 2004 and February 28, 2003

Statements of Operations for the years ended February 29, 2004, February 28, 2003 and for the period from March 3, 2000 (inception) through February 29, 2004

Statements of Cash Flows for the years ended February 29, 2004, February 28, 2003 and for the period from March 3, 2000 (inception) through February 29, 2004

Statement of Stockholders' Deficiency for the period from March 3, 2000 (inception) to February 29, 2004

BIG BEAR GOLD CORPORATION

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

February 29, 2004 and 2003

(Stated in US Dollars)

Terry Amisano Ltd.	Amisano Hanson
Kevin Hanson, CA	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Big Bear Gold Corporation

We have audited the accompanying balance sheets of Big Bear Gold Corporation (A Pre-exploration Stage Company) as of February 29, 2004 and 2003 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as at February 28, 2002 and for the period March 31, 2000 (Date of Incorporation) to February 28, 2002 were audited by other auditors whose report dated July 5, 2002 expressed an unqualified opinion on those statements. Our opinion on the statement of operations, stockholders' deficiency and cash flows for the period March 31, 2000 (Date of Incorporation) to February 29, 2004, insofar as it relates to amounts for prior periods through February 28, 2002 is based on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Big Bear Gold Corporation as of February 29, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Amisano Hanson"
May 12, 2004	Chartered Accountants

750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
BALANCE SHEETS
February 29, 2004 and 2003
(Stated in US Dollars)

	2004	2003
ASSETS
Current
Cash	$9,899	$1,289

Capital assets - Note 3	466	-
	$10,365	$1,289
LIABILITIES
Current
Accounts payable	$20,955	$1,775
Due to related parties - Note 5	73,805	7,956
	94,760	9,731
STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value
160,000,000 shares authorized
9,023,958 (2003: 8,000,000) shares outstanding	902	800
Additional paid-in capital	8,433	(590)
Deficit accumulated during the pre-exploration stage	(93,730)	(8,652)
	(84,395)	(8,442)
	$10,365	$1,289

Nature and Continuance of Operations - Note 1
Commitments - Notes 4 and 8
Subsequent Events - Note 9

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended February 29, 2004, February 28, 2003 and 2002 and for the period March 3, 2000 (Date of Incorporation) to February 29, 2004
(Stated in US Dollars)

				March 3, 2000 (Date of Incorpora- tion) to February 29

	2004	2003	2002	2004

Administration expenses	$33,735	$8,652	$-	$42,387
Mineral property costs	51,343	-	-	51,343
Net loss for the period	$(85,078)	$(8,652)	$-	$(93,730)
Basic loss per share	$(0.01)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	8,003,134	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended February 29, 2004, February 28, 2003 and 2002, for the period March 3, 2000 (Date of Incorporation) to February 29, 2004
(Stated in US Dollars)

				March 3, 2000 (Date of Incorpora- tion) to February 29,

	2004	2003	2002	2004
Operating Activities
Net loss for the period	$(85,078)	$(8,652)	$-	$(93,730)
Add items not affecting cash:
Incorporation costs	-	210	-	210
Amortization	233	-	-	233
Changes in non-cash working capital balance related to operations
Accounts payable	19,180	1,775	-	20,955
Cash used in operating activities	(65,665)	(6,667)	-	(72,332)
Financing Activities
Due to related parties	65,849	7,956	-	73,805
Capital stock issued	9,125	-	-	9,335
Cash provided by financing activities	74,974	7,956	-	83,140
Investing Activities
Incorporation costs	-	-	-	(210)
Acquisition of capital assets	(699)	-	-	(699)
Cash used in investing activities	(699)	-	-	(909)
Increase in cash during the period	8,610	1,289	-	9,899

Cash, beginning of the period	1,289	-	-	-
Cash, end of the period	$9,899	$1,289	$-	$9,899
Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period March 3, 2000 (Date of Incorporation) to February 29, 2004
(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Total
	Number	Par Value

Capital stock issued for incorporation costs	8,000,000	$800	$(590)	$-	$210
Balance, as at February 28, 2001 and 2002	8,000,000	800	(590)	-	210
Net loss for the year	-	-	-	(8,652)	(8,652)
Balance, as at February 28, 2003	8,000,000	800	(590)	(8,652)	(8,442)
Issue of shares for cash - at $0.0031	999,958	100	3,025	-	3,125
- at $0.25	24,000	2	5,998	-	6,000
Net loss for the year	-	-	-	(85,078)	(85,078)
Balance, as at February 29, 2004	9,023,958	$902	$8,433	$(93,730)	$(84,395)

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a 1.6 for one basis approved by the directors of the Company on July 22, 2003. The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2004 and 2003

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company is in the pre-exploration stage. The Company was incorporated in Delaware on March 3, 2000 and has since entered into the business of acquiring and developing mineral properties in the United States of America and Canada. The Company has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from properties acquired will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties and upon future profitable production on proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $84,861 as of February 29, 2004 and has accumulated losses of $93,730 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company has historically satisfied its capital needs primarily from advances from related parties. Management plans to continue to provide for its capital needs during the year ended February 28, 2005 by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 2 Summary of Significant Accounting Policies - (cont'd)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company is a pre-exploration stage company as defined in Statement of Financial Accounting Standards ("FAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to the business of exploration and development of mineral property interests in the United States of America and Canada. All losses accumulated since incorporation have been considered as part of the Company's pre-exploration stage activities.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Note 2 Summary of Significant Accounting Policies - (cont'd)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Assets and liabilities are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of difference exchange rates from period to period are included in the Comprehensive Income account in Stockholders' Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in Other Items on the Statement of Operations.

Capital Assets and Amortization

Capital assets are recorded at cost and consist of computer equipment. The Company provides for amortization using the straight-line method over 36 months.

Note 2 Summary of Significant Accounting Policies - (cont'd)

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and due to related parties approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Capital Assets

		2004		2003
		Accumulated
	Cost	Amortization	Net	Net
Computer equipment	$ 699	$ 233	$ 466	$ -

Note 4 Mineral Properties

i) Nye County, Nevada, USA

Pursuant to a lease agreement dated July 2003, the Company has the exclusive right to explore and develop 14 unpatented mining claims located in Nye County, Nevada and the exclusive option to purchase the property. The Company is required to make the following cash payments and incur the following minimum work expenditures:

Year	Lease Payment	Minimum Work Expenditure
1	$15,000 (paid)	$25,000
2	30,000	50,000
3	60,000	75,000
4	120,000	100,000
5	240,000	125,000
	$465,000	$375,000

Note 4 Resource Property - (cont'd)

i) Nye County, Nevada, USA - (cont'd)

Upon the earlier of the expiration of the five years or the development of a fully operational mine, ownership will be transferred to the Company subject to a 3-4% Net Smelter Return based upon the existing price of gold. The Company has the option to purchase the Net Smelter Return at any time for $4,000,000.

ii) San Bernardino County, California, USA

During the year ended February 29, 2004, the Company staked 81 mineral claim units located in San Bernardino County, California. These units are known as the Santa Fe claims. The Company paid staking costs of $19,035.

iii) Bannockburn Property, Ontario, Canada

Pursuant to a letter agreement, the Company had an option to acquire an 80% interest in the Bannockburn property located in Madoc Township, Ontario. The Company incurred property investigation costs of $13,802 during the year ended February 29, 2004. The management of the Company decided not to proceed with the project.

Note 5 Due to Related Parties

The amount due to related parties are due to directors of the Company and relatives of a director of the Company and are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$14,060
Less valuation allowance	(14,060)
$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The

Note 6 Deferred Tax Assets - (cont'd)

Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7 Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At February 29, 2004 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $93,700, the benefit of which has not been recorded in the financial statements.

Note 8 Commitment

On November 6, 2003 the Company entered into an office license agreement. Commencing January 1, 2004, the Company is required to pay office rent of $500 per month for a 24 month period.

Note 9 Subsequent Events

Subsequent to February 29, 2004, the Company:
    received advances from a director totalling $10,118;
    received $3,625 for 14,500 common shares at $0.25 per share pursuant to a private placement; and
    received $16,562 for 5,300,042 founders shares at $0.003125 per share.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being February 29, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

James Whittle

Mr. Whittle became our Secretary on March 1, 2004.

Mr. Whittle has worked as a technician and designer/architect since 1980. Mr. Whittle holds a Bachelor of Architecture Degree from the University of British Columbia and has completed many courses in computer training.

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time. Our company did not hold any formal board meetings during the year ended February 29, 2004. All the proceedings of the Board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors.

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

Item 10. Executive Compensation.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended February 29, 2004, February 28, 2003 and 2002. For the years ended February 29, 2004 and February 28, 2003, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended February 29, 2004 and February 28, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended February 29, 2004 by any officers or directors of our company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 1, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
D. Gary Fife 205 Roslin Avenue Toronto, Ontario M4N 1Z5	4,000,000	27.9%
William Whittle 1576 Merklin Street White Rock, BC V4B 5K2	4,000,000	27.9%
James Whittle 508-2228 Marstand Avenue Vancouver, BC V6K 4T1	1,300,000	9.1%
Blake Rudston-Brown #421-1660 56th Street Delta, BC V4L 2M2	5,000,000	34.9%
Directors and Executive Officers as a Group	9,300,000 common shares	64.9%

(1) Based on 14,338,500 shares of common stock issued and outstanding as of July 1, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

None

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Amisano Hanson for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended February 29, 2004 and February 28, 2003 were $15,000.

Audit Related Fees

For the fiscal years ended February 29, 2004 and February 28, 2003, the aggregate fees billed for assurance and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended February 29, 2004 and February 28, 2003, the aggregate fees billed by Amisano Hanson for other non-audit professional services, other than those services listed above, totalled $0.

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

The audit committee has considered the nature and amount of fees billed by Amisano Hanson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BEAR GOLD CORPORATION

By: /s/ D. Gary Fife
D. Gary Fife, President
(Principal Executive Officer)

BIG BEAR GOLD CORPORATION

By: /s/ William Whittle
William Whittle, Vice President
(Principal Financial Officer)

Date: July 15, 2004