Form 10QSB
period 2004-05-31
BIG BEAR GOLD CORP
filed 2004-07-21
CIK 1108731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 12, 2004, there were 14,338,500 shares of common stock, par value $0.0001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  [  ]     No  [X]

PART I - FINANCIAL INFORMATION

BIG BEAR GOLD CORPORATION

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

May 31, 2004

(Stated in US Dollars)

(Unaudited)

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
May 31, 2004 and February 29, 2004
(Stated in US Dollars)
(Unaudited)

	May 31, 2004	February 29, 2004
ASSETS
Current
Cash	$10,272	$9,899
Prepaid expenses	10,000	-

	20,272	9,899
Capital assets	835	466

	$21,107	$10,365

LIABILITIES
Current
Accounts payable	$19,736	$20,955
Due to related parties	75,620	73,805

	95,356	94,760

STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value
160,000,000 shares authorized
14,338,500 (February 29, 2004: 9,023,958) shares outstanding	1,434	902
Additional paid-in capital	28,089	8,433
Deficit accumulated during the pre-exploration stage	(103,772)	(93,730)

	(74,249)	(84,395)

	$21,107	$10,365

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended May 31, 2004 and 2003,
and for the period March 3, 2000 (Date of Incorporation) to May 31, 2004
(Stated in US Dollars)
(Unaudited)

	Three months ended May 31,		March 3, 2000 (Date of Incor- poration) to May 31, 2004
	2004	2003
Expenses
General and administrative	$10,042	$5,172	$52,429
Mineral property costs	-	4,155	51,343

Net loss for the period	$(10,042)	$(9,327)	$(103,772)

Loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	10,690,304	8,000,000

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2004 and 2003
and for the period March 3, 2000 (Date of Incorporation) to May 31, 2004
(Stated in US Dollars)
(Unaudited)

	Three months ended May 31,		March 3, 2000 (Date of Incor- poration) to May 31, 2004
	2004	2003
Operating Activities
Net loss for the period	$(10,042)	$(9,327)	$(103,772)
Add items not affecting cash:
Incorporation costs	-	-	210
Amortization	81	58	314
Changes in non-cash working capital balances related to operations
Accounts payable	(1,219)	1,500	19,736
Prepaid expenses	(10,000)	-	(10,000)

Cash used in operating activities	(21,180)	(7,769)	(93,512)

Financing Activities
Capital stock issued	20,188	-	29,523
Due to related parties	1,815	14,200	75,620

Cash provided by financing activities	22,003	14,200	105,143

Investing Activities
Purchase of capital assets	(450)	(699)	(1,149)
Incorporation costs	-	-	(210)

Cash used in investing activities	(450)	(699)	(1,359)

Increase in cash during the period	373	5,732	10,272

Cash, beginning of the period	9,899	1,289	-

Cash, end of the period	$10,272	$7,021	$10,202

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period March 3, 2000 (Date of Incorporation) to May 31, 2004
(Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Total
	Number	Par Value

Capital stock issued for incorporation costs	8,000,000	$800	$(590)	$-	$210

Balance, as at February 28, 2001 and 2002	8,000,000	800	(590)	-	210
Net loss for the year	-	-	-	(8,652)	(8,652)

Balance, as at February 28, 2003	8,000,000	800	(590)	(8,652)	(8,442)
Issue of shares for cash - at $0.0031	999,958	100	3,025	-	3,125
- at $0.25	24,000	2	5,998	-	6,000
Net loss for the year	-	-	-	(85,078)	(85,078)

Balance, as at February 29, 2004	9,023,958	902	8,433	(93,730)	(84,395)
Issue of shares for cash - at $0.0031	5,300,042	530	16,033	-	16,563
- at $0.25	14,500	2	3,623	-	3,625
Net loss for the period	-	-	-	(10,042)	(10,042)

Balance, as at May 31, 2004	14,338,500	$1,434	$28,089	$(103,772)	$(74,249)

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

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Big Bear Gold Corporation (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended February 28, 2004, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended May 31, 2004 are not indicative of the results that may be expected for the full year.

Note 2 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At May 31, 2004, the Company had a working capital deficiency of $75,084, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $103,772 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Big Bear Gold Corporation
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
May 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3 Mineral Properties

      Nye County, Nevada, USA

Pursuant to a lease agreement dated July 2003, the Company has the exclusive right to explore and develop 14 unpatented mining claims located in Nye County, Nevada and the exclusive option to purchase the property. The Company is required to make the following cash payments and incur the following work expenditures:

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

Overview

As at May 31, 2004, we were a pre-exploration stage company whose plan of operation over the next twelve months is to develop our mining properties. We remain in the pre-exploration stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of May 31, 2004, reflects total assets of $10,272 in cash, $10,000 in prepaid expenses and $835 in capital assets. We are a pre-exploration stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our pre-exploration stage activities.

Plan of Operation

We are in the business of acquiring and exploring resource properties and interests. We have not generated any revenues since our inception. We were incorporated on March 3, 2000. We have commenced pursuing resource sector opportunities, such as the Jumping Jack and San Bernardino Projects as previously discussed.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in California and Nevada. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $120,000 for the 12 months ending May 31, 2005 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

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

At May 31, 2004, there was a working capital deficit of $74,249 compared to working capital deficit of $18,410 at May 31, 2003.

At May 31, 2004, our total assets were $21,107, which mainly consisted of $10,272 cash on hand, $10,000 in prepaid expenses and capital assets of $835.

At May 31, 2004, our total current liabilities increased to $95,356 from $25,431 at May 31, 2003.

We posted losses of $10,042 for the three month period ended May 31, 2004, losses of $9,327 for the three months ended May 31, 2003, and losses of $103,772 since inception to May 31, 2004. The principal component of the losses for the period ended May 31, 2004 were administrative expenses and property investigation costs.

Operating expenses for the three month period ended May 31, 2004 were $10,042, compared to the three month period ended May 31, 2003, which were $9,327.

Product Research and Development

Our business plan is focused on the exploration and development of our mineral interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2005.

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

Going Concern

Due to our being a pre-exploration stage company and not having generated revenues, in their report on our financial statements for the period ended February 29, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through May 31, 2004 have incurred losses of $103,772 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to May 31, 2004 is $103,772. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

BIG BEAR GOLD CORPORATION
Date: July 20, 2004	/s/ D. Gary Fife By: D. Gary Fife President (Principal Executive Officer)
Date: July 20, 2004	/s/ William Whittle By: William Whittle Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)