Form 10QSB
period 2004-08-31
BIG BEAR GOLD CORP
filed 2004-11-10
CIK 1108731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, 2004, there were 14,338,500 shares of common stock, par value $0.0001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  [  ]     No  [X]

PART I - FINANCIAL INFORMATION

BIG BEAR GOLD CORPORATION

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

August 31, 2004

(Stated in US Dollars)

(Unaudited)

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
August 31, 2004 and February 29, 2004
(Stated in US Dollars)
(Unaudited)

	August 31, 2004	February 29, 2004
ASSETS
Current
Cash	$2,367	$9,899
Capital assets	755	466
	________________	________________
	$3,122	$10,365
	_______________	_______________
LIABILITIES
Current
Accounts payable	$33,580	$20,955
Due to related parties	127,200	73,805
	________________	________________
	160,780	94,760
	________________	________________
STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value
160,000,000 shares authorized
14,338,500 (February 29, 2004: 9,023,958) shares outstanding	1,434	902
Additional paid-in capital	28,089	8,433
Deficit accumulated during the pre-exploration stage	(187,181)	(93,730)
	________________	________________
	(157,658)	(84,395)
	________________	________________
	$3,122	$10,365
	_______________	_______________

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended August 31, 2004 and 2003, and for the period March 3, 2000 (Date of Incorporation) to August 31, 2004
(Stated in US Dollars)
(Unaudited)

	Three Months ended August 31,		Six months ended August 31,		March 3, 2000 (Date of Incorporation to August 31,
	2004	2003	2004	2003	2004
Expenses
General and administrative	$12,865	$7,677	$22,907	$13,549	$65,294
Mineral property costs	70,544	26,829	70,544	30,284	121,887
	________________	________________	________________	________________	________________
Net loss for the period	(83,409)	(34,506)	(93,451)	(43,833)	(187,181)
	_______________	_______________	_______________	_______________	_______________
Loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
	_______________	_______________	_______________	_______________
Weighted average number of
shares outstanding	14,338,500	8,000,000	12,357,308	8,000,000
	_______________	_______________	_______________	_______________

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2004 and 2003
and for the period March 3, 2000 (Date of Incorporation) to August 31, 2004
(Stated in US Dollars)
(Unaudited)

	Six months ended August 31,		March 3, 2000 (Date of- Incorporation) to August 31,
	2004	2003	2004
Operating Activities
Net loss for the period	$(93,451)	$(43,833)	$(187,181)
Add items not affecting cash:
Incorporation costs	-	-	210
Amortization	161	117	394
Changes in non-cash working capital balances related to operations
Accounts payable	12,625	5	33,580
	________________	________________	________________
Cash used in operating activities	(80,665)	(43,711)	(152,997)
	________________	________________	________________
Financing Activities
Capital stock issued	20,188	-	29,523
Due to related parties	53,395	48,671	127,200
	________________	________________	________________
Cash provided by financing activities	73,583	48,671	156,723
	________________	________________	________________
Investing Activities
Purchase of capital assets	(450)	(699)	(1,149)
Incorporation costs	-	-	(210)
	________________	________________	________________
Cash used in investing activities	(450)	(699)	(1,359)
	________________	________________	________________
Increase (decrease) in cash during the period	(7,532)	4,261	2,367

Cash, beginning of the period	9,899	1,289	-
	________________	________________	________________
Cash, end of the period	$2,367	$5,550	$2,367
	_______________	_______________	_______________
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-
	_______________	_______________	_______________
Income taxes	$-	$-	$-
	_______________	_______________	_______________

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period March 3, 2000 (Date of Incorporation) to August 31, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Total
	Number	Par Value

Capital stock issued for incorporation costs	8,000,000	$800	$(590)	$-	$210
	________________	________________	________________	________________	________________
Balance, as at February 28, 2001 and 2002	8,000,000	800	(590)	-	210
Net loss for the year	-	-	-	(8,652)	(8,652)
	________________	________________	________________	________________	________________
Balance, as at February 28, 2003	8,000,000	800	(590)	(8,652)	(8,442)
Issue of shares for cash
- at $0.0031	999,958	100	3,025	-	3,125
- at $0.25	24,000	2	5,998	-	6,000
Net loss for the year	-	-	-	(85,078)	(85,078)
	________________	________________	________________	________________	________________
Balance, as at February 29, 2004	9,023,958	902	8,433	(93,730)	(84,395)
Issue of shares for cash
- at $0.0031	5,300,042	530	16,033	-	16,563
- at $0.25	14,500	2	3,623	-	3,625
Net loss for the period	-	-	-	(93,451)	(93,451)
	________________	________________	________________	________________	________________
Balance, as at August 31, 2004	14,338,500	$1,434	$28,089	$(187,181)	$(157,658)
	_______________	_______________	_______________	_______________	_______________

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

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Big Bear Gold Corporation (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended February 29, 2004, as filed with the United States Securities and Exchange Commission.

The results of operations for the six months ended August 31, 2004 are not indicative of the results that may be expected for the full year.

Note 2 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At August 31, 2004, the Company had a working capital deficiency of $158,413, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $187,181 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3 Mineral Properties

      Nye County, Nevada, USA

Pursuant to a lease agreement dated July 2003, the Company has the exclusive right to explore and develop 14 unpatented mining claims located in Nye County, Nevada and the exclusive option to purchase the property. The Company is required to make the following cash payments and incur the following work expenditures:

Year	Lease Payment	Exploration Costs
1	$15,000 (paid)	$25,000 (incurred)
2	30,000 (paid)	50,000
3	60,000	75,000
4	120,000	100,000
5	240,000	125,000
	________________	________________
	$465,000	$375,000
	_______________	_______________

Upon the earlier of the expiration of the five years or the development of a fully operational mine, ownership will be transferred to the Company subject to a 3-4% Net Smelter Return based upon the existing price of gold. The Company has the option to purchase the Net Smelter Return at any time for $4,000,000.

During the six months ended August 31, 2004, the Company staked an additional 19 claim units in Nye County, Nevada. The Company paid staking costs of $2,565 and maintenance fees of $2,375 with respect to these claims.
  San Bernardino County, California, USA

During the year ended February 29, 2004, the Company staked 81 mineral claim units located in San Bernardino County, California. These units are known as the Santa Fe claims. The Company paid staking costs of $19,035.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Year	Lease Payment	Exploration Costs
1	$15,000 (paid)	$25,000 (incurred)
2	$30,000 (paid)	$50,000
3	$60,000	$75,000
4	$120,000	$100,000
5	$240,000	$125,000
Total	$465,000	$375,000

The agreement is also subject to a 3-4% net smelter return commencing upon the earlier of five years or a fully operational mine. We may purchase the net smelter return royalty at any time for $4,000,000.

During the six months ended August 31, 2004, we staked an additional 19 claim units in Nye County, Nevada,

which are contiguous to the Jumping Jack Property. We paid staking costs of $2,565 and maintenance fees of $2,375 with respect to these claims.

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

During the six months ended August 31, 2004, we staked an additional 19 claim units in Nye County, Nevada, which are contiguous to the Jumping Jack Property. The claims are designated as Flash 1 to Flash 19.

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

Overview

As at August 31, 2004, we were a pre-exploration stage company whose plan of operation over the next twelve months is to develop our mining properties. We remain in the pre-exploration stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of August 31, 2004, reflects total assets of $2,367 in cash and $755 in capital assets. We are a pre-exploration stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our pre-exploration stage activities.

Plan of Operation

We are in the business of acquiring and exploring resource properties and interests. We have not generated any revenues since our inception. We were incorporated on March 3, 2000. We have commenced pursuing resource sector opportunities, such as the Jumping Jack and San Bernardino Projects as previously discussed.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in California and Nevada. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $120,000 for the 12 months ending August 31, 2005 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

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

At August 31, 2004, there was a working capital deficit of $158,413 compared to working capital deficit of $55,385 at August 31, 2003.

At August 31, 2004, our total assets were $3,122, which mainly consisted of $2,367 cash on hand and capital assets of $755.

At August 31, 2004, our total current liabilities increased to $160,780 from $58,407 at August 31, 2003.

We posted losses of $93,451 for the six month period ended August 31, 2004, losses of $43,833 for the six months ended August 31, 2003, and losses of $187,181 since inception to August 31, 2004. The principal component of the losses for the period ended August 31, 2004 were administrative expenses and property investigation costs.

Operating expenses for the six month period ended August 31, 2004 were $93,451, compared to the six month period ended August 31, 2003, which were $43,833.

Product Research and Development

Our business plan is focused on the exploration and development of our mineral interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending August 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2005.

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

We have historically incurred losses, and through August 31, 2004 have incurred losses of $187,181 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to August 31, 2004 is $187,181. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being August 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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
BIG BEAR GOLD CORPORATION
Date: November 9, 2004	/s/ D. Gary Fife By: D. Gary Fife President (Principal Executive Officer)
Date: November 9, 2004	/s/ William Whittle By: William Whittle Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)