Form 10QSB
period 2004-11-30
BIG BEAR GOLD CORP
filed 2005-01-14
CIK 1108731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 1, 2005, there were 14,338,500 shares of common stock, par value $0.0001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  [  ]     No  [X]

PART I - FINANCIAL INFORMATION

BIG BEAR GOLD CORPORATION

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2004

(Stated in US Dollars)

(Unaudited)

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
November 30, 2004 and February 29, 2004
(Stated in US Dollars)
(Unaudited)

	November 30, 2004	February 29, 2004
ASSETS
Current
Cash	$ -	$ 9,899
Capital assets	674	466
	_______________	_______________
	$ 674	$ 10,365
	_______________	_______________
LIABILITIES
Current
Bank indebtedness	$ 1	$ -
Accounts payable	24,261	$ 20,955
Due to related parties	142,781	73,805
	_______________	_______________
	167,043	94,760
	_______________	_______________
STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value 160,000,000 shares authorized 14,338,500 (February 29, 2004: 9,023,958) shares outstanding	1,434	902
Additional paid-in capital	28,089	8,433
Deficit accumulated during the pre-exploration stage	(195,892)	(93,730)
	_______________	_______________
	(166,369)	(84,395)
	_______________	_______________
	$ 674	$ 10,365
	_______________	_______________

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended November 30, 2004 and 2003, and for the period March 3, 2000 (Date of Incorporation) to November 30, 2004
(Stated in US Dollars)
(Unaudited)

	Three months ended November 30,		Nine months ended November 30,		March 3, 2000 (Date of Incorporation) to November 30,
	2004	2003	2004	2003	2004
Expenses
General and administrative	$ 7,484	$ 3,124	$ 30,391	$ 14,472	$ 72,778
Mineral property costs	1,227	16,331	71,771	51,343	123,114
	_______________	_______________	_______________	_______________	_______________
Net loss for the period	$ (8,711)	$ (19,455)	$ (102,162)	$ (65,815)	$ (195,892)
	_______________	_______________	_______________	_______________	_______________
Loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
	_______________	_______________	_______________	_______________
Weighted average number of shares outstanding	14,338,500	8,000,000	13,003,000	8,000,000
	_______________	_______________	_______________	_______________

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended November 30, 2004 and 2003
and for the period March 3, 2000 (Date of Incorporation) to November 30, 2004
(Stated in US Dollars)
(Unaudited)

	Nine months ended November 30,		March 3, 2000 (Date of- Incorporation) to November 30, 2004
	2004	2003
Operating Activities
Net loss for the period	$ (102,162)	$ (65,815)	$ (195,892)
Add items not affecting cash:
Incorporation costs	-	-	210
Amortization	242	174	475
Changes in non-cash working capital balances related to operations:
Accounts payable	3,306	1,505	24,261
	_______________	_______________	_______________
Cash used in operating activities	(98,614)	(64,136)	(170,946)
	_______________	_______________	_______________
Financing Activities
Bank indebtedness	1	-	1
Capital stock issued	20,188	-	29,523
Due to related parties	68,976	65,806	142,781
	_______________	_______________	_______________
Cash provided by financing activities	89,165	65,806	172,305
	_______________	_______________	_______________
Investing Activities
Purchase of capital assets	(450)	(699)	(1,149)
Incorporation costs	-	-	(210)
	_______________	_______________	_______________
Cash used in investing activities	(450)	(699)	1,359)
	_______________	_______________	_______________
Increase (decrease) in cash during the period	(9,899)	971	-

Cash, beginning of the period	9,899	1,289	-
	_______________	_______________	_______________
Cash, end of the period	$ -	$ 2,260	$ -
	_______________	_______________	_______________
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -
	_______________	_______________	_______________
Income taxes	$ -	$ -	$ -
	_______________	_______________	_______________

SEE ACCOMPANYING NOTES

BIG BEAR GOLD CORPORATION
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period March 3, 2000 (Date of Incorporation) to November 30, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Total
	Number	Par Value

Capital stock issued for incorporation costs	8,000,000	$ 800	$(590)	$ -	$ 210
	_______________	_______________	_______________	_______________	_______________
Balance, as at February 28, 2001 and 2002	8,000,000	800	(590)	-	210
Net loss for the year	-	-	-	(8,652)	(8,652)
	_______________	_______________	_______________	_______________	_______________
Balance, as at February 28, 2003	8,000,000	800	(590)	(8,652)	(8,442)
Issue of shares for cash - at $0.0031	999,958	100	3,025	-	3,125
- at $0.25	24,000	2	5,998	-	6,000
Net loss for the year	-	-	-	(85,078)	(85,078)
	_______________	_______________	_______________	_______________	_______________
Balance, as at February 29, 2004	9,023,958	902	8,433	(93,730)	(84,395)
Issue of shares for cash - at $0.0031	5,300,042	530	16,033	-	16,563
- at $0.25	14,500	2	3,623	-	3,625
Net loss for the period	-	-	-	(102,162)	(102,162)
	_______________	_______________	_______________	_______________	_______________
Balance, as at November 30, 2004	14,338,500	$ 1,434	$ 28,089	$ (195,892)	$ (166,369)
	_______________	_______________	_______________	_______________	_______________

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
November 30, 2004
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

The results of operations for the nine months ended November 30, 2004 are not indicative of the results that may be expected for the full year.

Note 2 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At November 30, 2004, the Company had a working capital deficiency of $167,043 which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $195,892 since its commencement and has not yet achieved profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Big Bear Gold Corporation
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3 Mineral Properties

i) Nye County, Nevada, USA

Pursuant to a lease agreement dated July 2003, the Company has the exclusive right to explore and develop 14 unpatented mining claims located in Nye County, Nevada and the exclusive option to purchase the property. The Company is required to make the following cash payments and incur the following work expenditures:

Year	Lease Payment	Exploration Costs
1	$15,000 (paid)	$ 25,000 (incurred)
2	30,000 (paid)	50,000
3	60,000	75,000
4	120,000	100,000
5	240,000	125,000
	_______________	_______________
	$ 465,000	$ 375,000
	_______________	_______________

Upon the earlier of the expiration of the five years or the development of a fully operational mine, ownership will be transferred to the Company subject to a 3-4% Net Smelter Return based upon the existing price of gold. The Company has the option to purchase the Net Smelter Return at any time for $4,000,000.

During the nine months ended November 30, 2004, the Company staked an additional 19 claim units in Nye County, Nevada. The Company paid staking costs and maintenance costs of $5,130 with respect to these claims.

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

All 81 claims are located in Township 4 North, Range 2 East, Sections 8, 9 and 10 of the San Bernardino County and are duly registered in the County Office in and with the Bureau of Land Management Office in Sacramento, California.

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

During the nine months ended November 30, 2004, we staked an additional 19 claim units in Nye County, Nevada, which are contiguous to the Jumping Jack Property. The claims are designated as Flash 1 to Flash 19.

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

Overview

As at November 30, 2004, we were a pre-exploration stage company whose plan of operation over the next twelve months is to develop our mining properties. We remain in the pre-exploration stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of November 30, 2004, reflects total assets of $674 in capital assets. We are a pre-exploration stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our pre-exploration stage activities.

Plan of Operation

We are in the business of acquiring and exploring resource properties and interests. We have not generated any revenues since our inception. We were incorporated on March 3, 2000. We have commenced pursuing resource sector opportunities, such as the Jumping Jack and San Bernardino Projects as previously discussed.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in California and Nevada. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $120,000 for the 12 months ending November 30, 2005 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

We intend to finance our activities via brokered or non-brokered private placements, bank financing, and/or advances from related parties or shareholders loans, during the year 2005. The amount and conditions precedent to such fund raising are presently under assembly.

We are also pursuing other potential projects within the mineral resource sector.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing from related parties.

At November 30, 2004, there was a working capital deficit of $167,043 compared to working capital deficit of $74,257 at November 30, 2003.

At November 30, 2004, our total assets were $84,861, which mainly consisted of capital assets of $674.

At November 30, 2004, our total current liabilities increased to $167,043 from $94,760 at November 30, 2003.

We posted losses of $102,162 for the nine month period ended November 30, 2004, losses of $65,815 for the nine months ended November 30, 2003, and losses of $195,892 since inception to November 30, 2004. The principal component of the losses for the period ended November 30, 2004 were administrative expenses and property investigation costs.

Operating expenses for the nine month period ended November 30, 2004 were $102,162, compared to the nine month period ended November 30, 2003, which were $65,185.

Product Research and Development

Our business plan is focused on the exploration and development of our mineral interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending November 30, 2005.

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

We have historically incurred losses, and through November 30, 2004 have incurred losses of $195,892 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to November 30, 2004 is $195,892. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being November 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

BIG BEAR GOLD CORPORATION
Date: January 14, 2005	/s/ D. Gary Fife By: D. Gary Fife President (Principal Executive Officer)
Date: January 14, 2005	/s/ William Whittle By: William Whittle Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)